Form 10KSB40
period 2000-12-31
FRONT RANGE CAPITAL CORP
filed 2001-03-28
CIK 813964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                              Commission File Number 33-40028
ended December 31, 2000                                              33-40028-01

                        FRONT RANGE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                          COLORADO                                      84-0970160
              (State or other jurisdiction of                        (I.R.S. Employer
               incorporation or organization)                      Identification No.)

    1020 CENTURY DRIVE, SUITE 202, LOUISVILLE, COLORADO                   80027
          (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (303) 926-0300

Securities registered pursuant to Section 12(b) of the Act: See below

Securities registered pursuant to Section 12(g) of the Act: None

                   11% CUMULATIVE TRUST PREFERRED SECURITIES
             GUARANTEE OF 11% CUMULATIVE TRUST PREFERRED SECURITIES
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 28, 2001, was not determinable because such voting and non-voting common equity was not publicly traded and no market for such common equity exists. This computation excludes a total of 642,823 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant's classes of common stock, as of March 28, 2000, was 1,327,744 shares of Common Stock, $.001 par value.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The Registrant's revenues at December 31, 2000 were 19.0 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I......................................................................    2
      1.   BUSINESS.........................................................    2
           A.   History of Provision of Banking Services....................    2
           B.   General Banking Services and Strategies.....................    2
           C.   Other Activities............................................    3
           D.   Employees...................................................    3
           E.   Competition.................................................    3
           F.   Regulation and Supervision..................................    4
      2.   PROPERTIES.......................................................    8
      3.   LEGAL PROCEEDINGS................................................    8
      4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................    9
PART II.....................................................................   10
      5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS..........................................................   10
           A.   Common Stock of the Company.................................   10
           B.   Trust Preferred Securities..................................   10
           C.   Junior Subordinated Debentures..............................   10
           D.   Recent Sales of Unregistered Securities.....................   10
      6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION.............................................   11
           A.   Results of Operations.......................................   11
           B.   Financial Condition.........................................   15
      7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   25
      8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................   25
PART III....................................................................   26
      9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   26
           A.   Operation of the Board of Directors.........................   28
           B.   Indemnification, Insurance and Limitation of Liability......   28
           C.   Employment Agreements.......................................   28
           D.   Director Compensation.......................................   28
      10.  EXECUTIVE COMPENSATION...........................................   29
           A.   Stock Option Plans..........................................   29
           B.   Benefit Plan................................................   29
           C.   Retirement Plans............................................   29
      11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   30
      12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   31
PART IV.....................................................................   32
      13.  EXHIBITS, AND REPORTS ON FORM 8-K................................   32
           A.   Index to Financial Statements: .............................   32
SIGNATURES..................................................................   33
POWER OF ATTORNEY...........................................................   35
INDEX TO FINANCIAL STATEMENTS...............................................  F-1
INDEPENDENT AUDITORS' REPORT................................................  F-2
CONSOLIDATED BALANCE SHEETS.................................................  F-3
CONSOLIDATED STATEMENTS OF INCOME...........................................  F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................  F-7

                                     PART I

1.  BUSINESS

     Front Range Capital Corporation (hereinafter the "Company"), a bank holding company headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor, was incorporated under the laws of the State of Colorado on January 7, 1985. The Company derives substantially all of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank (the "Bank"). The Company currently has no plans to conduct any other business unrelated to its ownership of the Bank. The Bank has 11 full-service branches in the Denver-Boulder metropolitan area.

     Along with its subsidiary business trust, Front Range Capital Trust I (the "Trust"), the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission") on June 23, 2000, which became effective December 21, 2000, for the sale of up to $15 million of preferred securities of the Trust, guaranteed by the Company.

A.  HISTORY OF PROVISION OF BANKING SERVICES

     The Company acquired the Bank, then operating under the name Lafayette First Industrial Bank, in March of 1985. After the acquisition, the Company converted Lafayette First into a state-chartered commercial bank named Bank VII. In 1990, Robert L. and Claudia A. Beauprez acquired a significant ownership interest in the Company and thereupon instituted significant changes in order to enable it to more effectively serve the needs of local small to medium-sized businesses and individual customers. To reflect these changes, the name of the Bank was changed in 1991 to Lafayette State Bank. Since 1990, the Bank has enjoyed steady growth in deposits and in commercial and consumer loans.

     The Bank began its geographic expansion in 1995, with the establishment of branches in Boulder and Louisville. Additional branches have since opened in Erie in 1997; Broomfield, Denver and Louisville (Main Street) in 1998; Longmont in 1999; and downtown Boulder, Lafayette (95th Street) and Niwot in 2000. This geographic expansion gives the Company a significant presence throughout the diverse and growing economic and population base in the Denver-Boulder metropolitan area. On June 1, 1998, the Bank again changed its name to Heritage Bank to better reflect its expanding geographic presence.

B.  GENERAL BANKING SERVICES AND STRATEGIES

     The Company operates under a community banking philosophy. Developing broad customer relationships based on responsive, individualized service provided by experienced officers and staff, the Bank offers customers, including local residents and small to medium-sized businesses, a variety of traditional loan and deposit products from its attractive, convenient locations. The Denver-Boulder metropolitan area enjoys strong economic growth, an expanding population and an array of diverse industries. The Company has focused on the following strategies to achieve its objectives:

     Emphasizing community banking relationships and a strong customer service culture. The Company enjoys an excellent reputation for its strong service culture. Its officers and staff are dedicated to providing responsive, individualized service to its business and individual customers. Board members, branch presidents, branch managers and officers are encouraged to become actively involved in civic and public service affairs in their communities. As a result of this community interaction, the Company is better able to understand the specific needs of local customers and provide the responsiveness to local concerns expected of a community bank. Banking offices are designed to be conveniently located and to fit in aesthetically with their surroundings. The management team is talented, deep and stable, experiencing very little management turnover, which promotes a continuity of service to its customers. Several branch presidents formerly ran other banking organizations and chose to join the Company.

     Expanding market share and increasing efficiency through internal growth. The Company has grown significantly through branching activities. The Company believes that its current locations provide it with the necessary platform to expand its services within its existing market area and that it has the infrastructure and systems in place to accommodate continued expansion and to absorb many of the overhead costs incurred in the growth of its branch network. As a result, the Company's efficiency ratio should decrease and its net earnings should increase. The Company will continue to look for appropriate opportunities to grow by opening additional branches within its existing or new markets.

     Enhancing use of technology to provide competitive products and services. The Bank provides a wide range of the usual and customary commercial and consumer banking products and services including demand, savings and time deposits, commercial, real estate and consumer loans, and cashier's checks and money orders. The Bank does not offer trust services or international banking services. Use of advanced technology also allows the Bank to offer its customers the ability to bank through their personal computer from their home or business, giving customers the flexibility of monitoring their loan and account activity and conducting banking transactions 24 hours a day. Telephone access enables customers to receive real-time account balances, deposit status, checks paid, withdrawals made, loan status, loan payments due and other information. In addition, customers can access their accounts at ATM locations worldwide through agreements with other banks and ATM networks.

     Maintaining strong asset quality. As a result of its strong credit underwriting and loan administration, the Company has maintained excellent asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $217.4 million at December 31, 2000. Over this same period, total loans (net of unearned income) increased from $3.7 million to $168.9 million and total deposits rose from $4.9 million to $178.9 million. Over the past two calendar years, total assets grew from $131.8 million to $217.4 million, total loans increased from $92.3 million to $168.9 million and total deposits rose from $115.0 million to $178.9 million. Despite this growth, the Company's ratio of nonperforming assets to total assets at December 31, 2000 was 0.06%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result. Although the Bank's business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of the Bank's loans are secured by real estate. As a result, risk of nonpayment or default may not be well spread across diversified borrowing groups. In addition, a general downturn in the Colorado economy that impairs the value of real estate as collateral can increase loan losses and impair liquidity.

C.  OTHER ACTIVITIES

     In addition to the banking services referred to above, the Company formed the Trust, a special purpose, wholly-owned financing subsidiary Delaware business trust, on June 23, 2000. The Trust was formed for the purpose of issuing 11% Cumulative Trust Preferred Securities to the public in a public offering dated December 28, 2000, declared effective by the Commission on December 21, 2000 (the "Trust Preferred Securities"). The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds therefrom in 11% Junior Subordinated Debentures of the Company, issued concurrently with the Trust's issuance of the Trust Preferred Securities. The Trust conducts no other business. Pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934, (the "Exchange Act"), the Trust is not required to file separate reports pursuant to Section 13 or 15(d) of the Exchange Act if the Company files such reports and includes therein, consolidated condensed financial information about the Trust. In the future, the Company and the Bank may engage in other businesses either directly or indirectly through subsidiaries acquired or formed, subject to regulatory constraints. See "Regulation and Supervision."

D.  EMPLOYEES

     As of March 1, 2001 the Company employed 113 persons on a full-time or equivalent basis. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company's nor the Bank's officers is employed pursuant to an employment contract.

E.  COMPETITION

     The banking business is highly competitive. Consolidation in the financial services industry has reduced the number of independent banks. The Bank competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, insurance companies, asset-based non-bank lenders and certain other nonfinancial institutions. Some of the large major commercial banks are able to finance wide ranging advertising campaigns and allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions have substantially higher lending limits and financial resources than does the Bank.

     The Bank also competes with other non-bank financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, making the ability of commercial banks to attract and hold deposits more difficult. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, many funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In periods of high stock market growth, mutual funds have become a major source of competition for savings dollars.

     In addition, under the Gramm-Leach-Bliley Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These financial holding companies may offer banking, insurance and securities brokerage products which could significantly change the competitive environment in which the Company operates. In addition, other federal legislation has had the effect of easing membership limits on credit unions and increasing the ability of credit unions to compete with the Bank for deposits and loans in the communities the Bank serves.

     Nevertheless, the Bank has been able to effectively compete by emphasizing customer service, technology and responsive decision-making by establishing long-term customer relationships and loyalty and by providing products and services designed to meet the specific needs of customers. The Company believes its competitive strengths, including its reputation for developing and continuing banking relationships, responsiveness to customer needs, individualized customer service and maintenance of skilled and resourceful personnel, will enable it to continue to successfully compete in the communities it serves.

F.  REGULATION AND SUPERVISION

     1) FRONT RANGE CAPITAL CORPORATION. As a registered bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), the Company is subject to the supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The BHCA requires the Company to file reports with the Federal Reserve and to provide additional requested information.

     Restrictions on Dividends. Bank holding companies may pay cash dividends on common stock only if prospective earnings retention is consistent with the organization's expected capital needs, asset quality and financial condition. Payment of cash dividends also should not impose undue pressure on the capital of subsidiary banks or undermine the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     Holding Company Activities and Financial Modernization. Bank holding companies must receive the approval of the Federal Reserve before they may acquire all or substantially all of the assets of any bank or ownership or control of more than five percent of the voting shares of any bank. With certain limited exceptions, bank holding companies and banks are prohibited from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. In addition, bank holding companies are restricted in the underwriting and public sale of securities.

     An exception to these prohibitions allows the acquisition of companies whose activities the Federal Reserve has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services.

     The Gramm-Leach-Bliley Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval.

     A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well-managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). Activities that are "financial in nature" include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. Subsidiary banks of a financial holding company must remain well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in practices the Federal Reserve considers to be unsafe and unsound. In some circumstances, for example, a holding company is required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities. The payment of dividends may also constitute an unsafe or unsound banking practice, if, for example, the dividend payment is inconsistent with capital adequacy guidelines. The Company could be subject to assessment to restore the capital of the Bank should it become impaired. Civil money penalties may also be imposed in some circumstances.

     Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.

     Capital Adequacy Requirements. Bank holding companies are subject to the minimum capital requirements of the Federal Reserve. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. These regulations apply on a consolidated basis to bank holding companies with assets of $150 million or more. For bank holding companies with less than $150 million in assets, the guidelines apply on a bank-only basis. Since the Company has over $150 million in assets, the guidelines apply on a consolidated basis. The guidelines establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. In addition, banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions above the minimum supervisory levels. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on their perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. As a result of these requirements, the growth of the Company's assets is limited by the amount of its capital. Capital requirements can affect profitability and payment of distributions. In addition, if the Company is unable to increase its assets without violating the capital requirements or is forced to reduce assets, its ability to generate earnings would be impaired. Furthermore, earnings may need to be retained rather than paid as distributions to shareholders.

     The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2000, on a consolidated basis, the Company's ratio of Tier 1 capital to total risk-weighted assets was 6.6% and its ratio of total capital to total risk-weighted assets was 10.7%.

     The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2000, the Company's leverage ratio was 10.7%.

     Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event a depositing institution becomes "undercapitalized," it must submit a capital restoration plan in which the bank holding company guarantees the subsidiary's compliance up to a certain specified amount.

     Bankruptcy. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, any deficit under any commitment by the debtor holding company to maintain the capital of an insured depository institution must be cured immediately and will generally have priority over most other unsecured claims.

     2) HERITAGE BANK. The Bank is a Colorado-chartered banking corporation. A member of the Federal Reserve and the FDIC, the Bank is subject to supervision and regulation by the Federal Reserve, the FDIC and the Colorado Division of Banking (the "CDB"). In addition to federal regulations, the CDB may conduct examinations of, and requires periodic information about, the financial condition, operations, management and intercompany relationships of the Company and the Bank.

     Federal law provides that no state bank or subsidiary of a state bank may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

     Restrictions on Transactions with Affiliates and Insiders. The Federal Reserve Act limits transactions between the Bank and the Company and its nonbanking affiliates and also requires certain levels of collateral for loans to affiliated parties. In addition, certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with nonaffiliated persons.

     Restrictions contained in the Federal Reserve Act and Regulation O impose an aggregate limitation on all loans to directors, executive officers, principal shareholders and their related interests ("Insiders") and apply to all insured institutions, their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Restrictions on Distribution of Subsidiary Bank Dividends and
Assets. Certain statutory and regulatory requirements such as capital adequacy requirements serve to limit the amount of dividends that may be paid by a bank. For example, a bank cannot pay a dividend if, after paying the dividend, the bank will be undercapitalized. The Federal Reserve may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend. Approval by the Federal Reserve is required if the total of all dividends declared by a state bank exceeds the total of its net profits for the year combined with its retained net profits of the preceding two years.

     Examinations. The Federal Reserve and the CDB periodically examine and evaluate the Bank. The Federal Reserve may revalue the assets of the Bank and require that it establish specific reserves to compensate for the difference between the Federal Reserve-determined value and the book value of such assets.

     Capital Adequacy Requirements. A state-chartered bank is subject to capital adequacy requirements similar to the capital adequacy requirements of a bank holding company, including the requirement of a total risk-based capital ratio of 8.0%, (4.0% of which is consisting of Tier 1 capital elements). To be categorized as "well capitalized" under prompt corrective action regulations, Tier 1 capital to risk-based assets must be 6%; total capital to risk-based assets must be 10%; and the leverage ratio must be 3%.

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five tiers of capital adequacy:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the Federal Reserve's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. In the event an institution is deemed significantly undercapitalized, it may be required to sell stock, merge, be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary or dismiss officers and directors. If the institution is a bank holding company, it may be prohibited from making capital distributions without Federal Reserve approval and may have to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without FDIC approval, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction or pay excessive compensation or bonuses. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. No sanctions apply to "well" or "adequately" capitalized institutions.

     The Bank currently is classified as "well capitalized." At December 31, 2000, the Bank's Tier 1 capital to risk-based assets ratio was 9.1%, total capital to risk-based assets ratio was 10.1% and its leverage ratio was 8.3%.

     Deposit Insurance Assessments. The Bank's deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The current range of assessments is between
 .00% for healthy banks and .27% of deposits for the riskiest banks.

     Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Federal Reserve and the CDB also have broad enforcement powers over the bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

     Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     Consumer Laws and Regulations. In addition, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks, such as the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act.

     3) INSTABILITY AND REGULATORY STRUCTURE. Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and the Bank operate. The ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon the Company's or the Bank's financial condition or results of operations cannot be predicted.

     4) EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

2.  PROPERTIES

     The Company conducts business at 11 full-service branch locations, including branches in Boulder, Longmont, Lafayette, Louisville, Broomfield, Denver, Erie and Niwot, Colorado. The Company owns five of the facilities that house Bank branches and leases the remaining facilities under various terms. In the opinion of management, each of the properties owned by the Company is adequately covered by insurance.

     The following table sets forth certain information regarding the facilities:

                                                                 OWNED/LEASED AND                     IN OPERATION
LOCATION                      ADDRESS                            LEASE TERMS(1)                       SINCE
--------                      -------                            ----------------                     ------------
Boulder -- Pearl Street.....  2775 Pearl Street                  Leased: 10 year term                 February 1995
                              Boulder, Colorado 80302            ending September 30, 2004
Boulder -- West End.........  1900 Ninth Street                  Leased: 5 year term                  February 2000
                              Boulder, Colorado 80302            ending July 31, 2004
Broomfield..................  5720 W. 120th Avenue               Owned                                January 1998
                              Broomfield, Colorado 80020
Denver -- LODO..............  1543 Wazee Street                  Owned                                October 1998
                              Denver, Colorado 80202
Erie........................  785 Cheesman                       Owned                                June 1997
                              Erie, Colorado 80516
Lafayette...................  811 S. Public Road                 Owned                                April 1987
                              Lafayette, Colorado 80026
Lafayette -- 95th Street....  2695 North Park Drive, Suite 101   Leased: 5 year term                  February 2000
                              Lafayette, Colorado 80026          ending January 14, 2005
Longmont....................  2333 N. Main Street, Suite E       Leased: 62 month term                March 1999
                              Longmont, Colorado 80501           ending March 21, 2004
Louisville..................  1020 Century Drive, Suite 202      Owned                                July 1995
                              Louisville, Colorado 80027
Louisville -- Main Street...  801 Main Street, Suite 130         Leased: 5 year term                  August 1998
                              Louisville, Colorado 80027         ending March 31, 2003
Niwot.......................  6800 N. 79th Street                Leased: 5 year term                  July 2000
                              Niwot, Colorado 80503              ending February 28, 2005

---------------

(1) The lease terms do not include renewal option periods which may be available.

3.  LEGAL PROCEEDINGS

     The Company and the Bank are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the banking business. Management does not believe that there is any pending or threatened proceeding which, if determined adversely, would have a material effect on the Company's or the Bank's business, results of operations or financial condition.

4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At a special meeting of the shareholders on November 6, 2000, the Company's shareholders approved Articles of Third Amendment to the Company's Articles of Incorporation which amended the Company's Articles of Incorporation as follows:

          1) amend Article Fourth to authorize a new series of non-voting common stock of the Company. 1,168,008 votes were cast in favor of this amendment; 11,834 votes were cast against this amendment; 0 votes abstained;

          2) amend Article Sixth to allow for the issuance of stock options and other rights of shareholders to acquire additional shares, other than by preemptive rights. 1,164,008 votes were cast in favor of this amendment; 15,834 votes were cast against this amendment; 0 votes abstained;

          3) amend Article Eighth to set a range of the number of directors with the Board of Directors of the Company having the authority to set the actual number from time to time. 1,179,008 votes were cast in favor of this amendment; 834 votes were cast against this amendment; 0 votes abstained;

          4) amend Article Ninth to provide indemnification for officers and directors of the Company to the maximum extent allowable under applicable law. 1,179,008 votes were cast in favor of this amendment; 834 votes were cast against this amendment; 0 votes abstained.

     There were no settlements regarding termination of solicitation.

                                    PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  COMMON STOCK OF THE COMPANY

     The Common Stock of the Company is not publicly traded. No dividends on the Company's Common Stock have been paid in either of the past two fiscal years.

B.  TRUST PREFERRED SECURITIES

     The Trust issued 1,000,000 11% Cumulative Trust Preferred Securities to the public for cash in an aggregate amount of $8,000,000. The Trust Preferred Securities were issued through an underwriting syndicate whose representative was Howe Barnes Investments, Inc. The Company paid underwriting fees of $.40 per Trust Preferred Security or an aggregate of $400,000. The Trust Preferred Securities were offered pursuant to a Registration Statement on Form SB-2 filed with the Commission on June 23, 2000, thereafter amended by Amendment No. 1 to Form SB-2 filed October 26, 2000, Amendment No. 2 to Form SB-2 filed November 17, 2000, Amendment No. 3 to Form SB-2 filed December 1, 2000, Amendment No. 4 to Form SB-2 filed December 18, 2000 and Amendment No. 5 to Form SB-2 filed December 20, 2000 (the "Registration Statement") and the final Prospectus which formed a part of the Registration Statement filed December 21, 2000. The Registration Statement was declared effective by the Commission on December 21, 2000, and the Trust Preferred Securities were sold to the Underwriters on December 28, 2000. On January 12, 2001, the Underwriters exercised their over-allotment option to acquire an additional 150,000 Trust Preferred Securities for cash in an aggregate amount of $1,200,000, bringing the aggregate amount of Trust Preferred Securities issued to 1,150,000 and an aggregate amount of proceeds to the Trust of $9,200,000. The aggregate amount of underwriting fees equaled $460,000.

     The Trust Preferred Securities are publicly traded and listed on the American Stock Exchange under the trading symbol "FNG.Pr". The Trust Preferred Securities began trading in the public market on December 28, 2000 at a price of $8 per Trust Preferred Security. The price from December 28, 2000 through December 31, 2000 remained unchanged at $8 per Trust Preferred Security. No dividends on the Trust Preferred Securities were declared as of December 31, 2000. The Trust Preferred Securities are held in street name by the Depository Trust Company or its nominee, Cede & Co.

     Concurrently with the issuance of the Trust Preferred Securities, the Trust issued 35,625 common securities of the Trust to the Company for $8.00 per common security or an aggregate amount of $285,000. The common securities were issued for junior subordinated debentures in reliance on the registration exemption provided by Section 4(2) of the Securities Act.

C.  JUNIOR SUBORDINATED DEBENTURES

     Concurrently with the issuance of the Trust Preferred Securities by the Trust, the Trust invested the proceeds from the issuance of the Trust Preferred Securities in 11% Junior Subordinated Debentures issued by the Company in the aggregate principal amount of $9,485,000 ("the "Debentures"). The Debentures were registered concurrently with the Trust Preferred Securities pursuant to the Registration Statement. After deducting approximately $400,000 in expenses and the underwriting fee, the Company used the proceeds from the sale of the Debentures to the Trust to repay a revolving line of credit with a balance of $2.4 million and a promissory note in the principal amount of $100,000. In addition, approximately $5.9 million was invested in the Bank in order to finance the opening of new branches, to improve technology and services, to support the Bank's continued growth and to increase the Bank's capital to attain or maintain certain levels of capitalization set forth in applicable federal banking regulations.

D.  RECENT SALES OF UNREGISTERED SECURITIES

     In July of 1998, the Company issued 139,267 shares of Common Stock to certain individuals at $12.00 per share in a private placement. Each sale was for cash and was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. Each of the investors was accredited as that term is defined in Rule 501 of Regulation D or otherwise met the requirements of Rule 506 of Regulation D. Each of the purchasers purchased the securities for his or her own account without an aim toward distribution. The sales to the purchasers were made without general solicitation or advertising.

     On June 24, 1999, the Company issued 2,000 shares of Common Stock to a single individual at $12.00 per share. This transaction was for cash and was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act.

     On October 19, 2000, the Company issued 1,317 shares of its Series B Preferred Stock in exchange for promissory notes held by certain of the Company's common shareholders. Each sale was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Each of the investors was accredited as that term is defined in Rule 501 of Regulation D or otherwise met the requirements of Rule 506 of Regulation D. Each purchaser purchased the securities for his or her own account without an aim toward distribution. The sales to the purchasers were made without general solicitation or advertising. The Company redeemed 200 shares of Series B Preferred Stock for cash in the aggregate amount of $200,000 during fiscal year 2000. The Company paid dividends on the Series B Preferred Stock in the aggregate amount of $25,000 during the fiscal year 2000.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of balance sheets and statements of income. This section should be read in conjunction with the financial statements and accompanying notes and other detailed information appearing elsewhere in this report.

A.  RESULTS OF OPERATIONS

     Overview. For the year ended December 31, 2000, the Company recorded net income of $1.5 million versus net income of $1.4 million for the year ended December 31, 1999. The Company's earnings performance reflects positive growth trends in both total assets and loans. The income generated as a result of this growth offset increased noninterest expenses, including additional staffing costs.

     During 2000 and 1999, total assets increased by 25.9% and 31.1%, respectively. Total loans increased $38.1 million or 29.2% during 2000 and $39.0 million or 42.4% during 1999. This growth was due to increased loan demand in our market area as well as from the opening of three additional branches in 2000. Although deposits increased by 26.0% to $178.9 million during 2000 and 23.5% during 1999 to $141.9 million, additional borrowed funds were necessary to support loan growth. At December 31, 2000, total borrowed funds, including federal funds purchased and $8,250,000 principal of the Debentures, were $26.0 million, an increase of $4.2 million or 19.3% from total borrowed funds outstanding at December 31, 1999.

     Return on average stockholders' equity was 16.27% for 2000 compared with 20.06% for 1999. Return on average total assets for 2000 was 0.77% compared with 0.92% for 1999.

     Net Interest Income. The Company's primary source of revenue is net interest income, which is the difference between interest income and interest expense. Significant factors affecting net interest income include the type and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Net interest margin, which is net interest income expressed as a percentage of average earning assets, was 5.74% for the year ended December 31, 2000 and 5.97% for the year ended December 31, 1999.

     Interest Income. Interest income in 2000 was $17.5 million, a 34.6% increase compared with interest income of $13.0 million in 1999. While principal sources of interest income are loans and investment securities, most of these increases resulted from growth in loans.

     Interest Expense. Total interest expense was $7.7 million in 2000, an increase of $2.6 million or 50.9% compared with $5.1 million in 1999. The increase is attributable largely to increases in funds borrowed to support growth and certificates of deposit, and to increased interest rates on borrowed funds and interest-bearing demand accounts.

     The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. All average balances are daily average balances. Nonaccrual loans are included in the table as loans carrying a zero yield.

                                                             YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                      2000                             1999
                                         ------------------------------   ------------------------------
                                                    INTEREST   AVERAGE               INTEREST   AVERAGE
                                         AVERAGE     EARNED    YIELD OR   AVERAGE     EARNED    YIELD OR
                                         BALANCE    OR PAID      RATE     BALANCE    OR PAID      RATE
                                         --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
Federal funds sold.....................  $    163          3     1.56%    $    470   $      9     1.91%
Investment securities
  Taxable..............................    16,961      1,085     6.40       15,484        962     6.21
  Tax exempt(1)........................     9,166        444     4.84        8,846        401     4.53
Loans(2)...............................   146,326     16,004    10.94      109,015     11,628    10.67
Allowance for loan losses..............    (1,554)        --                (1,234)        --
                                         --------   --------              --------   --------
     Total interest-earning assets.....   171,062     17,536    10.25%     132,581     13,000     9.81%
Noninterest-earning assets.............    21,717                           15,666
                                         --------                         --------
     Total assets......................  $192,779                          148,247
                                         ========                         ========
Interest-bearing liabilities:
Interest-bearing deposits
  Demand, interest-bearing.............  $ 67,825      2,925     4.31%    $ 53,137   $  1,895     3.57
  Savings..............................     9,199        228     2.47        8,569        209     2.44
  Certificates of deposit..............    48,839      2,902     5.94       39,902      2,120     5.31
                                         --------   --------              --------   --------
     Total interest-bearing deposits...   125,863      6,055     4.81      101,608      4,224     4.16
Federal funds purchased................     5,437        346     6.37        3,827        207     5.41
Other short-term funds borrowed........     7,564        430     5.68           --         --
Long-term debt.........................    11,797        875     7.42       10,777        657     6.10
                                                                          --------   --------
Trust preferred securities.............        66          7    11.00           --         --       --
                                         --------   --------              --------   --------
Total interest-bearing liabilities.....   150,727      7,713     5.12%     116,212      5,088     4.38%
Noninterest-bearing liabilities........    32,896                           25,247
                                         --------                         --------
Total liabilities......................   183,623                          141,459
Stockholders' equity...................     9,156                            6,788
                                         --------                         --------
Total liabilities and stockholders'
  equity...............................  $192,779                         $148,247
                                         ========                         ========
Net interest income....................             $  9,823                         $  7,912
                                                    ========                         ========
Net interest margin....................                          5.74%                            5.97%
Net interest spread....................                          5.13                             5.43
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities..........................   113.49%                          114.09%

---------------

(1)  Yields are calculated using stated rates, not tax-equivalent rates.

(2) Loans are net of unearned income. Nonaccrual loans are included in average loans outstanding.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates for the periods indicated. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to volume.

                                             YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                  2000 VS. 1999             1999 VS. 1998
                                             -----------------------   -----------------------
                                             CHANGE DUE TO             CHANGE DUE TO
                                             --------------            --------------
                                             VOLUME   RATE    TOTAL    VOLUME   RATE    TOTAL
                                             ------   -----   ------   ------   -----   ------
                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
Federal funds sold.........................  $   (6)  $  --   $   (6)  $ (103)  $ (10)  $ (113)
Investment securities
  Taxable..................................      92      31      123       37     (26)      11
  Tax exempt...............................      15      28       43      277       8      285
Loans......................................   3,980     396    4,376    4,038    (576)   3,462
                                             ------   -----   ------   ------   -----   ------
     Total increase (decrease) in interest
       income..............................   4,081     455    4,536    4,249    (810)   3,439
Interest-bearing liabilities:
Interest-bearing deposits
  Demand, interest-bearing.................     524     506    1,030      517    (102)     415
  Savings..................................      15       4       19       50     (28)      22
  Certificates of deposit..................     475     307      782      432    (189)     243
Federal funds purchased....................      87      52      139      186     (16)     170
Other short-term borrowed funds............     430      --      430       --      --       --
Long-term debt.............................      62     156      218      669    (214)     455
Trust preferred securities.................       7      --        7       --      --       --
Total increase (decrease) in interest
  expense..................................   1,600   1,025    2,625    1,854    (549)   1,305
                                             ------   -----   ------   ------   -----   ------
Increase (decrease) in net interest
  income...................................  $2,481   $(570)  $1,911   $2,395   $(261)  $2,134
                                             ======   =====   ======   ======   =====   ======

     During 2000, the average balance of loans outstanding was $146.3 million, 34% greater than the average balance of loans of $109.0 million for 1999. Average loans were 76% of average total assets in 2000 compared with 74% in 1999. The greater volume of loans outstanding during 2000 resulted in an increase of $4.0 million in interest income in 2000 over 1999, and average yield on loans in 2000 increased to 10.94% from 10.67% in 1999.

     The average amount of nonaccrual loans also affects the average yield earned on all outstanding loans. The average amount of nonaccrual loans for the years ended December 31, 2000 and 1999 were minimal, and, therefore, did not have a significant effect on the average loan yield.

     Interest on investment securities increased by $166,000 or 12.2% in 2000 compared with 1999. Because the average balance of securities increased by $1.8 million in 2000 over 1999, and the average rate increased to 5.9% from 5.6%, we enjoyed higher interest income in 2000. The tax equivalent average yield for 2000 was 6.7% compared with 6.5% for 1999.

     Provision for Loan Losses. Provision for loan losses is established through charges to income in order to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "-- Financial Condition -- Allowance for Loan Losses."

     Because of the growth of the Bank's loan portfolio, the Company increased the provision for loan losses by $219,000 to $621,000 during the year ended December 31, 2000, compared to the $402,000 provision made during the year ended December 31, 1999. Net charge-offs totaled $83,000 for the year ended December 31, 2000 compared with $88,000 for the year ended December 31, 1999.

     Noninterest Income. The following table sets forth noninterest income for the periods indicated:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                    ----------------
                                                                     2000      1999
                                                                    ------    ------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
    Customer service fees.......................................    $1,058    $  732
    Gain (loss) on sale of investment securities................        --         7
    Loan origination fees.......................................       240       228
    Other.......................................................       188       230
                                                                    ------    ------
         Total noninterest income...............................    $1,486    $1,197
                                                                    ======    ======

     Noninterest income for the year ended December 31, 2000 increased $289,000 or 24.1% to $1.5 million compared with $1.2 million in 1999. The increase was primarily due to an increase in service charges on deposit accounts and loan origination fees both resulting from increased volume of activity.

     Noninterest Expense. The following table sets forth noninterest expense for the periods indicated:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                    ----------------
                                                                     2000      1999
                                                                    ------    ------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
    Salaries and benefits.......................................    $4,745    $3,663
    Occupancy...................................................       896       519
    Furniture and equipment.....................................       603       497
    Data processing.............................................       560       389
    Supplies and printing.......................................       276       230
    Marketing and promotions....................................       280       208
    Other.......................................................     1,265     1,266
                                                                    ------    ------
         Total noninterest expense..............................    $8,625    $6,772
                                                                    ======    ======

     Salary and benefits expense increased by $1.1 million or 29.5% for the year ended December 31, 2000, compared with the year ended December 31, 1999. This increase reflects pay range adjustments and additional staff needed for three new branches.

     For the year ended December 31, 2000, operating expenses other than salaries and benefits increased $771,000 or 24.8% compared with the year ended December 31, 1999. These increased costs were related primarily to greater depreciation expenses, occupancy expenses, data processing expenses, supplies expenses and marketing expenses.

     Provision for Income Taxes. Total income tax expense was approximately $573,000 for the year ended December 31, 2000 and $573,000 for the year ended December 31, 1999. Effective income tax rates for the year ended December 31, 2000 and 1999 were 27.8% and 29.6% respectively.

     Return on Average Assets and Stockholders' Equity. The following table sets forth certain ratios for the years ended December 31, 2000 and 1999 (using average balance sheet data):

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                    ----------------
                                                                     2000      1999
                                                                    ------    ------
    Return on average assets....................................     0.77%     0.92%
    Return on average stockholders' equity......................    16.27%    20.06%
    Stockholders' equity to average assets......................     5.51%     5.03%

     Return on average assets decreased 15 basis points to 0.77% in 2000 compared with the 0.92% recorded in 1999. Return on average stockholders' equity for the year ended December 31, 2000 was 16.27%, down 379 basis points from 20.06% in 1999.

A.  FINANCIAL CONDITION

     Loan Portfolio. At December 31, 2000, loans were $168.9 million, an increase of $38.1 million or 22.6% compared with loans of $130.7 million at December 31, 1999. Loan growth during this period occurred primarily in construction, commercial and residential real estate loans.

     The following table summarizes our loan portfolio by type of loan at the dates indicated:

                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                             2000                   1999
                                                      -------------------    -------------------
                                                       AMOUNT     PERCENT     AMOUNT     PERCENT
                                                      --------    -------    --------    -------
                                                                (DOLLARS IN THOUSANDS)
Real estate -- construction.......................    $ 47,655      28.2     $ 29,684      22.6%
Real estate -- commercial.........................      41,736      24.6       36,203      27.6
Real estate -- residential........................      44,499      26.2       35,804      27.3
Commercial........................................      29,423      17.3       24,110      18.3
Consumer..........................................       6,358       3.7        5,525       4.2
                                                      --------     -----     --------     -----
Total loans.......................................    $168,671     100.0%    $131,326     100.0%
                                                                   =====                  =====
Less unearned income..............................        (820)                  (618)
                                                      --------               --------
Loans.............................................    $168,851               $130,708
                                                      ========               ========

     The Company concentrates its lending activities in five principal areas: commercial, real estate-construction, real estate-commercial, real estate-residential and consumer loans. The interest rates charged for loans vary with the perceived degree of credit and interest rate risk, the size and maturity of the loans and the borrower's relationship with the Bank.

     The Company's underwriting standards are determined by the board of directors as a part of its loan policy. The board reviews the loan policy at least annually to ensure that standard banking practices are utilized. All underwriting decisions are based on examination of the purpose for the loan; the character and credit history of the borrower; the sources of repayment of the loan, historical and projected cash flows and the collateral for the loan. The Company does not employ a specific formula for underwriting standards, but evaluates the merits of each loan request individually based on the above criteria.

     The majority of loans are direct loans made to individuals and small to medium-sized businesses. The Company relies on local promotional activities and personal contact by officers, directors and employees to compete with other financial institutions. Loans are made to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception. Loans are generally backed by a secondary source of repayment.

     Upon approval of a loan, the Company utilizes an automated loan documentation preparation system that standardizes the loan product for all commercial and consumer loans, and assists in ensuring that the Company remains in compliance with all applicable state and federal laws and regulations.

     Commercial loans are generally secured and are structured as credit lines, term loans, or occasionally as time notes. Credit lines and time notes are usually secured by general business assets and mature in one year or less. Term loans are usually secured by equipment and/or real property and mature in one to seven years. In underwriting commercial loans the primary emphasis is placed on cash flow and collateral values while personal guarantees are of secondary importance. Although recent losses have been minimal, commercial loans have a relatively higher risk profile than other loans in that they are generally for larger amounts and repayment depends largely upon the business success of the borrower. The Company's loan policy limits equipment and commercial real property loans to 80% of the lesser of cost or market value of the collateral, subject to compensating factors.

The amounts and terms of loans secured by accounts receivable and inventory are determined according to a formula which values the collateral based on the age of the accounts receivable and the degree of completion of the inventory.

     Consumer loans may be secured or unsecured, but the largest growth in the Company's consumer loan portfolio is in loans secured by automobiles, boats and recreational vehicles. Most consumer loans mature in four years, although the Company's loan policy permits consumer loans that mature in five years and home improvement loans secured by second mortgages on real property that mature in ten years. Most of these loans are made by individual loan officers within their assigned lending limits. Historically, net charge-offs for consumer loans have generally been quite modest and there are no discernible negative trends.

     Residential real estate loans are generally made in accordance with the standards required by the secondary market. These loans mature in up to 30 years, and may have either fixed or adjustable interest rates. The Company generally sells residential mortgages that mature in 15 or more years. Residential real estate loans retained in the portfolio generally have adjustable rates and/or maturities of five years or less.

     The loan portfolio in general is subject to the risk of an economic downturn, although a downturn would likely have a more adverse effect on the commercial portfolio than on any of the other portfolios. In addition, rising interest rates have a stronger negative effect on the commercial portfolio than on the other portfolios because commercial loans frequently have variable interest rates and as the cost of credit increases, the risk of default also increases. Loans secured by real estate are subject to a greater risk of a decline in real estate values than are unsecured loans and loans secured by personal property. Consumer loans are subject to the risks of consumer bankruptcies and other personal circumstances.

     The loan policy permits the sale of loans by participation for purposes of asset/liability and liquidity management, diversification of risk and prevention of overlines. In the second quarter of 2000, the Company sold $5.0 million in loans to increase liquidity. The sale was brought on by asset growth exceeding deposit growth in the quarter. The Company repurchased these loans in January 2001. The loan policy also allows the Company to purchase loans meeting the Company's underwriting standards by participation for purposes of asset/liability management and diversification of risk. The Company analyzes the suitability of all institutions with which it participates in loans, whether by sale or purchase.

     The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 2000 and December 31, 1999. Variable rate loans comprised 43.5% of our loan portfolio at December 31, 2000 and 44.2% at December 31, 1999.

                                                          DECEMBER 31, 2000
                                 -------------------------------------------------------------------
                                                OVER ONE YEAR
                                             THROUGH FIVE YEARS        OVER FIVE YEARS
                                            ---------------------   ---------------------
                                 ONE YEAR                FLOATING                FLOATING
                                 OR LESS    FIXED RATE     RATE     FIXED RATE     RATE      TOTAL
                                 --------   ----------   --------   ----------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Real estate -- construction...   $ 34,752    $  4,434    $  6,222    $  2,139    $   108    $ 47,655
Real estate -- commercial.....      5,336      15,302       5,485      13,957      1,626      41,736
Real estate -- residential....     15,089       9,500       6,637      12,779        494      44,499
Commercial....................     16,965       5,677       5,740          50        991      29,423
Consumer......................      1,429       4,362          --         567         --       6,358
                                 --------    --------    --------    --------    -------    --------
Total loans(1)................   $ 73,601    $ 39,275    $ 24,084    $ 29,492    $ 3,219    $169,671
                                 ========    ========    ========    ========    =======    ========

---------------

(1) Total loans excludes $820,000 of unearned loan income. Net of unearned loan income, loans equaled $168.9 million.

                                                       DECEMBER 31, 1999
                                ----------------------------------------------------------------
                                              OVER ONE YEAR
                                           THROUGH FIVE YEARS      OVER FIVE YEARS
                                           -------------------   -------------------
                                ONE YEAR    FIXED     FLOATING    FIXED     FLOATING
                                OR LESS      RATE       RATE       RATE       RATE       TOTAL
                                --------   --------   --------   --------   --------   ---------
                                                     (DOLLARS IN THOUSANDS)
Real
  estate -- construction.....   $ 26,263   $    764   $  1,539   $  1,038   $    80    $  29,684
Real estate -- commercial....      4,209      6,825      5,570     17,883     1,716       36,203
Real estate -- residential...     12,723      6,278      2,881     12,788     1,134       35,804
Commercial...................     14,836      3,929      4,371         55       919       24,110
Consumer.....................      2,187      2,848         --        490        --        5,525
                                --------   --------   --------   --------   -------    ---------
     Total loans(1)..........   $ 60,218   $ 20,644   $ 14,361   $ 32,254   $ 3,849    $ 131,326
                                ========   ========   ========   ========   =======    =========

---------------

(1) Total loans excludes $618,000 of unearned loan income. Net of unearned loan income, loans equaled $130.7 million.

     Nonperforming Assets. At December 31, 2000, the Company did not have any nonperforming loans, defined as nonaccrual loans, accruing loans 90 days or more past due and restructured loans. At December 31, 1999, nonperforming loans totaled $35,000.

     Generally, a loan is placed on nonaccrual status and ceases accruing interest when, in management's opinion, there is an indication the borrower may be unable to make payments when they become due. Although interest income is not accrued on loans reclassified to nonaccrual status, interest income may be recognized on a cash basis if management expects collection in full of principal and interest. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed. No loans were nonaccrual loans at December 31, 2000 but nonaccrual loans totaled $35,000 at December 31, 1999.

     Nonperforming assets include nonperforming loans and other real estate owned -- OREO. Delinquent real estate loans are not reclassified as OREO until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs, or the recorded amount of the loan.

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual and charged-off loans. Alternatives for collection that are considered include foreclosure, collecting on guarantees, restructuring the loan or filing suit.

     The following table sets forth the amount of our nonperforming assets as of the dates indicated:

                                                                    DECEMBER 31,
                                                                    ------------
                                                                    2000    1999
                                                                    ----    ----
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
    Nonaccrual loans............................................    $ --    $ 35
    Other loans 90 days or more past due........................      --      24
    Other real estate...........................................     121     118
                                                                    ----    ----
         Total nonperforming assets.............................    $121    $177
                                                                    ====    ====
    Nonperforming and other loans 90 days or more past due to
      total loans...............................................    0.00%   0.05%
    Nonperforming assets to total loans plus other real
      estate....................................................    0.07    0.14
    Nonperforming assets to total assets........................    0.06    0.10

     At December 31, 2000, the OREO balance of $121,000 was attributable to one commercial property.

     Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management of the Bank has established an allowance for loan losses which it believes is adequate for estimated losses inherent in its loan portfolio. Based on an evaluation of the loan portfolio, management presents a review of the allowance for loan losses to the Bank's board of directors, indicating any change in the allowance since the last review and any recommendations for adjustments to the allowance. In making its evaluation, management considers factors such as the Bank's historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the Bank's internal loan review process and other relevant factors. Charge-offs occur when management deems that loans are uncollectible in whole or in part.

     The total allowance for loan losses was $1.9 million at December 31, 2000, an increase of $500,000 from $1.4 million December 31, 1999. Management believes the increase in the allowance for loan losses was necessary given the overall growth in the loan portfolio.

     The Bank follows a loan review program whereby each loan is graded and assigned a risk grade. The Bank subsequently regrades such loan if necessary when new information becomes available. The grading procedure is based on six classifications, ranging from Grade 1, representing no significant risk, up to Grade 6, representing an anticipated 100% loss. Grading guidelines can be influenced by many factors, including the quality of the collateral and evaluation of key financial information of the borrower.

     The Bank maintains a classified loan list which includes Grade 2 through Grade 6 loans. Classified loans require more frequent monitoring than non-classified loans. Grade 2 loans are loans not classified in any other grade category. Grade 3 loans are designated as "specially mentioned". While "specially mentioned" loans do not have all the characteristics of a "substandard" or "doubtful" loan, they include sufficient weakness to warrant special attention. Loans graded as Grade 4 "substandard" loans are characterized by the borrower's likely inability to meet present payment terms, increased operating losses or reduced cash flows. Grade 5 "doubtful" loans are similar to substandard loans and have deficient collateral. Grade 6 "loss" loans are loans in the process of being charged-off. Based on the above factors, specific allowances are provided for classified loans. For example, Grade 2 loans are allocated a 1% allowance. Grade 3 loans are allocated a 3% allowance, Grade 4 loans are allocated a 15% allowance, Grade 5 loans are allocated a 50% allowance and Grade 6 loans are allocated a 100% allowance.

     The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      2000         1999
                                                                    ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
    Average loans outstanding...................................    $146,326     $109,015
                                                                    ========     ========
    Loans outstanding at end of period..........................    $168,851     $130,708
                                                                    ========     ========
    Allowance for loan losses at beginning of period............    $  1,411     $  1,097
    Charge-offs:
      Real estate -- construction...............................          --           --
      Real estate -- commercial.................................          --           --
      Real estate -- residential................................          --           --
      Commercial................................................          46           57
      Consumer..................................................          44           35
                                                                    --------     --------
         Total charge-offs......................................          90           92
    Recoveries:
      Real estate -- construction...............................          --           --
      Real estate -- commercial.................................          --           --
      Real estate -- residential................................          --           --
      Commercial................................................          --            1
      Consumer..................................................           7            3
                                                                    --------     --------
         Total recoveries.......................................           7            4
    Net (recoveries) charge-offs................................          83           88
    Provision for loan losses...................................         621          402
                                                                    --------     --------
    Allowance for loan losses at end of period..................    $  1,949     $  1,411
                                                                    ========     ========
    Ratio of net charge-offs (recoveries) to average loans......        0.06%        0.08%
    Ratio of allowance to end of period loans...................        1.15         1.08
    Ratio of allowance to end of period nonperforming loans.....          --     2,391.53

     The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans and certain other information at December 31, 2000 and December 31, 1999. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                     DECEMBER 31,
                                                  --------------------------------------------------
                                                           2000                       1999
                                                  -----------------------    -----------------------
                                                               PERCENTAGE                 PERCENTAGE
                                                                OF LOANS                   OF LOANS
                                                  AMOUNT OF     TO TOTAL     AMOUNT OF     TO TOTAL
                                                  ALLOWANCE      LOANS       ALLOWANCE      LOANS
                                                  ---------    ----------    ---------    ----------
                                                                (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
  Real estate -- construction.................     $  273         28.1%       $  298         22.6%
  Real estate -- commercial...................        526         24.6           275         27.6
  Real estate -- residential..................        429         26.2           364         27.3
  Commercial..................................        604         17.3           407         18.3
  Consumer....................................        117          3.8            67          4.2
                                                   ------        -----        ------        -----
     Total allowance for loan losses..........     $1,949        100.0%       $1,411        100.0%
                                                   ======        =====        ======        =====

     Management believes that the allowance for loan losses at December 31, 2000 is adequate to cover losses inherent in the loan portfolio at such date. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

     Investment Portfolio. The Company's investment policy is designed to ensure liquidity for cash flow requirements, to help manage interest rate risk, to ensure collateral is available for public deposits, to manage asset quality diversification and to maximize yield. Investments are managed centrally to maximize compliance and effectiveness of overall investing activities. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, profitability, capital ratios, liquidity needs and other matters related to investing activities is performed by the Executive Committee and Asset Liability Committee and reviewed by the Company's board of directors.

     The following table summarizes the amortized cost and the distributions of securities held as of the dates indicated:

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                               2000                  1999
                                                        ------------------    ------------------
                                                        AMOUNT     PERCENT    AMOUNT     PERCENT
                                                        -------    -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Available for sale securities
  U.S. Treasury securities..........................    $   500       2.0%    $ 1,099       4.8%
  U.S. government agency securities.................      7,495      30.0       6,679      28.9
  Mortgage-backed securities........................      6,114      24.5       4,928      21.3
  State and municipal securities....................      9,414      37.6       9,012      39.0
  Corporate securities..............................      1,166       4.7       1,172       5.0
  Equity securities.................................        135       0.5          35       0.2
  Other investments.................................    $   181       0.7     $   181       0.7
                                                        -------     -----     -------     -----
     Total available for sale.......................    $25,005     100.0%    $23,106     100.0%
                                                        =======     =====     =======     =====

     As of December 31, 2000, the entire investment portfolio is designated "available for sale." As of December 31, 2000, the amortized cost of our total investment portfolio was $25.0 million, an increase of 8.2% from $23.1 million December 31, 1999.

     The following table summarizes the contractual maturity of investment securities and their weighted average yields at December 31, 2000:

                                                          AFTER ONE BUT       AFTER FIVE BUT
                                     WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS   AFTER TEN YEARS        TOTAL
                                     ----------------   ------------------   ----------------   ---------------   ---------------
                                     AMOUNT    YIELD     AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD
                                     -------   ------   --------   -------   -------   ------   -------   -----   -------   -----
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities...........  $  500     5.28%    $   --     0.00%    $   --     0.00%   $    --   0.00%   $   500   5.28%
U.S. government agency
  securities.......................   1,246     6.28      5,511     6.14        738     5.71         --     --      7,495   6.12
Mortgage-backed securities.........      --       --        308     5.90        328     5.78      5,478   6.65      6,114   6.45
State and municipal
  securities(1)....................     122     6.41        436     6.74      2,502     6.45      6,354   7.32      9,414   7.06
Corporate securities...............      --       --        623     5.14        543     6.10         --     --      1,166   5.59
Equity securities and other
  investments(2)...................      --       --         --       --         --       --        316   6.00        316   6.00
                                     ------     ----     ------     ----     ------     ----    -------   ----    -------   ----
    Total available for sale
      securities...................  $1,868     6.02%    $6,878     6.08%    $4,111     6.22%   $12,148   6.98%   $25,005   6.51%
                                     ======              ======              ======             =======           =======

---------------

(1)  Yields are calculated using tax equivalent rates.

(2)  Equity securities and other investments do not have stated maturities.

     The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statement with unrealized gains and losses reported, net of tax, in a separate component of stockholders' equity until realized.

     Deposits. The Company's primary source of funds has historically been customer deposits. Total deposits increased to $178.9 million at December 31, 2000 from $141.9 million at December 31, 1999. This increase was a result of the opening of three additional branches in 2000 as well as deposit growth at existing branches.

     Noninterest-bearing deposits at December 31, 2000 increased $6.5 million or 24.5% to $33.1 million from $26.6 million at December 31, 1999. Interest-bearing deposits at December 31, 2000 were $145.8 million, an increase of $30.4 million or 26.4% from $115.4 million at December 31, 1999.

     The following table sets forth the distribution of our deposits by type as of the date indicated:

                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                             2000                   1999
                                                      -------------------    -------------------
                                                       AMOUNT     PERCENT     AMOUNT     PERCENT
                                                      --------    -------    --------    -------
                                                                (DOLLARS IN THOUSANDS)
Demand, noninterest-bearing deposits..............    $ 33,095     18.5%     $ 26,566      18.7%
Demand, interest-bearing deposits.................      80,524     45.0        62,962      44.4
Savings...........................................       8,898      5.0         9,398       6.6
Time, $100,000 and over...........................      21,653     12.1        19,352      13.6
Other time........................................      34,724     19.4        23,648      16.7
                                                      --------     ----      --------     -----
     Total deposits...............................    $178,894      100%     $141,926     100.0%
                                                      ========     ====      ========     =====

     The following table presents the daily average balances for each major category of deposits and the weighted average interest rate paid on interest-bearing deposits for each of the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                               2000                1999
                                                         ----------------    -----------------
                                                          AMOUNT     RATE     AMOUNT     RATE
                                                         --------    ----    --------    -----
                                                                (DOLLARS IN THOUSANDS)
Demand, interest-bearing deposits....................    $ 67,825    4.31%   $ 53,137     3.57%
Savings..............................................       9,199    2.47       8,569     2.44
Time, $100,000 and over..............................      22,107    6.08      15,883     5.32
Other Time...........................................      26,732    5.79      24,019     5.30
                                                         --------    ----    --------    -----
     Total interest-bearing deposits.................     125,863    4.81     101,608     4.16
Noninterest-bearing deposits.........................      31,186              23,733
                                                         --------            --------
     Total deposits..................................    $157,049    3.86%   $125,341     3.37%
                                                         ========            ========

     The following table presents the amounts and maturity of certificates of deposit that had balances of $100,000 or more at December 31, 2000:

                                                                    DECEMBER 31, 2000
                                                                  ----------------------
                                                                  (DOLLARS IN THOUSANDS)
    Remaining maturity
      Less than three months....................................         $ 6,448
      Three months up to six months.............................           4,293
      Six months up to twelve months............................           7,095
      Twelve months and over....................................           3,817
                                                                         -------
         Total..................................................         $21,653
                                                                         =======

     Federal Funds Purchased and Other Borrowed Funds. Federal funds purchased averaged $5.4 million during 2000 compared with $3.8 million in 1999, a 42.1% increase, which was necessary to meet increased loan demand. The average rate paid on federal funds increased to 6.37% in 2000 compared with 5.41% in 1999. Total interest paid on federal funds purchased increased by $139,000 or 67.1% in 2000 compared with 1999 as the result of the increase in federal funds purchased and the decrease in average rates. Leveraging the balance sheet through the use of borrowed funds during the past several years has had a significantly favorable effect on net interest income as a result of the positive spread between the yield on earning assets and cost of borrowed funds.

     During 2000, the Bank utilized short-term advances from the Federal Home Loan Bank as an additional source of funds. At December 31, 2000, the Bank had $9.0 million of these advances outstanding.

     At December 31, 2000, long-term debt included fixed rate Federal Home Loan Bank advances and an unsecured loan from a private party. At December 31, 2000, long-term debt equaled $8.7 million compared with $12.6 million at December 31, 1999, which also included a loan from a private bank. Other borrowed funds averaged $7.6 million during 2000 compared with $0.00 during 1999. This increase was necessary to meet loan demand and to provide the Bank with additional capital. Based on these factors, interest expense on long-term debt increased by $218,000 or 33.2% in 2000 compared with 1999.

     The following table sets forth certain information regarding total borrowed funds at or for the periods indicated:

                                                                     AT OR FOR THE PERIOD
                                                                            ENDED
                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      2000         1999
                                                                    ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
    Average balance outstanding.................................     $24,798      $14,604
    Maximum amount outstanding at any month-end during the
      period....................................................      27,697       21,827
    Balance outstanding at end of period........................      17,681       21,827
    Weighted average interest rate during the period............        6.66%        5.92%

     Trust Preferred Securities. The balance of total borrowed funds at December 31, 2000 decreased $4.1 million or 19.0%, compared to $21.8 million at December 31, 1999. This decrease is attributable, in part, to the Company's issuance of trust preferred securities and junior subordinated debentures discussed elsewhere in this report. The Company used the proceeds from the sale of the trust preferred securities to pay in full an existing debt held by a private party and to infuse additional capital into the Bank.

     Liquidity. The Company's liquidity policy provides management with guidelines to ensure that funds are available as needed to support asset growth or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. Due to the potential for unexpected fluctuation in deposits and loans, active management of liquidity is critical. In order to respond to these circumstances, sources of both on and off-balance sheet funding are in place.

     Traditionally, the Company has relied on such sources as cash on hand and loan and investment maturities to fund liquidity needs. The Company has chosen to expand its sources to include lines of credit and advances with the Federal Home Loan Bank and other correspondent banks.

     To enhance the Company's ability to manage liquidity, and in accordance with SFAS No. 115, Accounting for Certain Investment and Debt and Equity Securities, all investments are accounted for as available for sale. At December 31, 2000, these securities plus cash and due from banks totaled $33.9 million, which was 15.6% of total assets.

     Generally, investment securities which mature within one year can be converted into cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rates and, therefore, their liquidation value would tend to be more volatile relative to their book value.

     Capital Resources. Stockholders' equity increased to $10.6 million at December 31, 2000 from $7.5 million at December 31, 1999, an increase of $3.1 million or 41.3%. This increase was due primarily to net income of $1.5 million and our refinancing $1.3 million of our outstanding indebtedness held by certain of our common stockholders by issuing, in exchange for promissory notes, 1,317 shares of our series B preferred stock.

     The following table provides a comparison of the leverage and risk weighted capital ratios of the Company and the Bank as of December 31, 2000 and December 31, 1999 to the minimum and well-capitalized regulatory standards:

                                                        TO BE WELL
                                     MINIMUM            CAPITALIZED
                                   REQUIRED FOR        UNDER PROMPT       ACTUAL RATIO AT    ACTUAL RATIO AT
                                 CAPITAL ADEQUACY    CORRECTIVE ACTION     DECEMBER 31,       DECEMBER 31,
                                     PURPOSES           PROVISIONS             2000               1999
                                 ----------------    -----------------    ---------------    ---------------
Front Range Capital Corporation
  (consolidated)
  Leverage ratio...............        4.00%(1)              N/A               10.68%              4.87%
  Tier 1 risk-based capital
     ratio.....................        4.00                  N/A                6.56%              5.47
  Risk-based capital ratio.....        8.00                  N/A               10.68%              6.43
Heritage Bank
  Leverage ratio...............        4.00%(1)             5.00%               8.29%              6.91%
  Tier 1 risk-based capital
     ratio.....................        4.00                 6.00                9.12%              7.77
  Risk-based capital ratio.....        8.00                10.00               10.14%              8.73

---------------

(1) The Federal Reserve may require the Company and/or the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

     Interest Rate Sensitivity. The Company's asset liability management policy sets forth the necessary guidelines for managing the volume and mix of our assets and other funding sources and we have established a system for monitoring our net interest rate sensitivity position.

     Interest rate is managed by ALCO, the Bank's Asset Liability Committee, which is comprised of the Bank's senior officers and two directors, in accordance with policies approved by the Company's board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings, capital levels and general economic conditions.

     Interest rate risk management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals.

     Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. "GAP" refers to the difference between interest-earning assets and interest-bearing liabilities repricing within given time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. GAP management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

     The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are reviewed by ALCO quarterly and are used to guide ALCO's asset liability strategy. ALCO guidelines approved by our board of directors generally limit the estimated change in net interest margin over the succeeding 12 months. In the event the change exceeds 25 basis points of the forecasted net interest margin given a 200 basis points change in interest rates, the board will increase its scrutiny and may change its strategy if necessary. At December 31, 2000, the estimated effect of an immediate 200 basis point increase in rate was a decrease in forecasted net interest margin for 12 months of 12 basis points, which would result in a decrease in net interest income of $265,000. The estimated effect of an immediate 200 basis point decrease in rate was an increase in forecasted net interest margin for 12 months of 2 basis points, which would result in an increase in net interest income of $40,000.

     The following table summarizes our interest rate sensitivity analysis at December 31, 2000:

                                                      VOLUMES SUBJECT TO REPRICING WITHIN
                                           ---------------------------------------------------------
                                                     OVER THREE    OVER ONE
                                            THREE      MONTHS        YEAR
                                           MONTHS     THROUGH      THROUGH        OVER
                                           OR LESS    ONE YEAR    FIVE YEARS   FIVE YEARS    TOTAL
                                           -------   ----------   ----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment securities.................   $    --    $  1,846     $  6,901     $ 16,086    $ 24,833
  Loans.................................    59,465      14,136       63,359       32,711     169,671
                                           -------    --------     --------     --------    --------
     Total interest-earning assets......    59,465      15,982       70,260       48,797     194,504
Interest-bearing liabilities:
  Deposits
     Demand, interest-bearing...........    32,210      32,210       16,104           --      80,524
     Savings............................     3,559       3,559        1,780           --       8,898
     Certificates of deposit............    13,005      31,379       11,912           81      56,377
  Other short-term borrowings...........     9,000          --           --           --       9,000
  Long-Term debt........................       340       1,021        2,547        4,773       8,681
  Trust preferred securities............        --          --           --        8,000        8000
                                           -------    --------     --------     --------    --------
     Total interest-bearing
       liabilities......................   $58,114    $ 68,169     $ 32,343     $ 12,854    $171,480
                                           -------    --------     --------     --------    --------
Interest rate gap.......................   $ 1,351    $(52,187)    $ 37,917     $ 35,943    $ 23,024
                                           =======    ========     ========     ========    ========
Cumulative period gap...................   $ 1,351    $(50,836)    $(12,919)    $ 23,024
                                           =======    ========     ========     ========
Cumulative period gap to total assets...      0.62%     (23.39)%      (5.94)%      10.59%
                                           =======    ========     ========     ========

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

     Availability of Dividends. The Company's principal cash requirement is for the repayment of debt. The Company depends upon the payment of cash dividends by the Bank to service the Company's debt.

     As the sole stockholder of the Bank, the Company is entitled to dividends declared by the Bank's board of directors, out of funds legally available to pay dividends, and subject to the restrictions imposed by banking regulations. Generally, a Colorado-chartered banking corporation, which is a member of the Federal Reserve, may make quarterly distributions provided such distributions do not exceed the lesser of the Bank's retained earnings or the Bank's net income for the last three fiscal years, including the current year, less the amount of any distributions made by the Bank to its stockholders during that three-year period. Banking regulators may order a Bank to refrain from making a proposed distribution when, in the regulators' opinions, the payment of the distribution would constitute an unsafe or unsound practice. As of December 31, 2000, the Bank had $3.7 million available for dividends.

     The Company expects that the cash dividends paid by the Bank will be sufficient to meet the Company's cash requirements, although there is no assurance that dividends will be paid at any time in any amount.

7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data may be found at page F-1 of this Report.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no dismissals or resignations, or other changes in, or disagreements with, the Company's principal independent public accountants on accounting and financial disclosure within the past two years.

                                    PART III

9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's executive officers and directors and the executive officers and directors of the Bank:

                                             POSITION WITH FRONT RANGE
  NAME                                 AGE   CAPITAL CORPORATION          POSITION WITH HERITAGE BANK
  ----                                 ---   --------------------------   ---------------------------
  Robert L. Beauprez................    52   Chairman of the Board;       Chairman of the Board;
                                             President                    Chief Executive Officer and
                                                                          President
  Claudia A. Beauprez...............    50   Director; Secretary and      Director, Secretary
                                             Treasurer
  Alice M. Bier.....................    47   Chief Financial Officer      Chief Operating Officer,
                                                                          Assistant Secretary
  Victor Fruehauf...................    65   Director                     Director
  Larry W. Gibson...................    60   Director                     Director; Senior Vice
                                                                          President
  William G. Hofgard................    68   Director                     Director
  Donald E. Imel....................    69   Director                     Director
  W. Bruce Joss.....................    51   Director                     Director
  Robert W. Lathrop.................    61   Director                     Director
  William A. Mitchell, Jr...........    41   Vice President               Executive Vice President

     The eight directors that serve on the Company's board of directors also comprise the board of directors of the Bank. Each of the Company's executive officers and each executive officer of the Bank serves at the discretion of the respective board of directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the board of directors and hold office until their successors are duly elected or qualified or until their death, resignation or removal.

     Robert and Claudia Beauprez are husband and wife. There are no family relationships among any of the other directors and executive officers of the Company or the Bank.

     Robert L. Beauprez has been the President and a director of the Company since 1990. He was elected Chairman of the Board in July 1993. He has served as Chief Executive Officer of the Bank since 1995. Prior to that, he was a partner in his family's dairy farming business in Lafayette, Colorado. He also served as a director of Affiliated First National Bank of Louisville, for 13 years prior to 1990. Mr. Beauprez presently serves as Chairman for the Colorado Republican Party and previously served as chairman of his county party and congressional district. He currently serves on the Boulder Community Hospital Foundation Board of Trustees. He has also served as Chairman of the Board of the Independent Bankers of Colorado and as vice chairman of the Independent Bankers of America Policy Development Committee and Federal Legislation Committee. In addition, Mr. Beauprez was recently elected as a director of Investors Independent Trust Company. Mr. Beauprez' other community activities include work with the St. Louis Church Finance Committee, Long's Peak Council Boy Scouts of America, Student Venture, Boulder County Advisory Council, St. Louis School Board and several other community organizations.

     Claudia A. Beauprez has been Secretary, Treasurer and a director of the Company since 1991 and a director of the Bank since 1990. She is a part-time employee of the Bank, serving as an administrative assistant. Mrs. Beauprez was previously a licensed real estate agent and was active in the family dairy farming business in Lafayette, Colorado prior to joining the Company. Mrs. Beauprez is also active in the Adopt-a-School program at the St. Louis Church.

     Alice M. Bier became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for several years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early in 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Ms. Bier has worked in the banking industry since 1971. Ms. Bier has been an active member in several community organizations, including Coal Creek Rotary, Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers' Network and Hospice of Boulder County. Ms. Bier is also a member of the Boulder County Treasurer's Investment Advisory Committee.

     Victor Fruehauf has been a director of the Company since 1995 and a director of the Bank since 1994. He is a director of Fruehauf Plant and Garden Center, a privately-owned company in Boulder, Colorado that sells plants, flowers, giftware, outdoor furniture, nursery stock and other related products. Mr. Fruehauf also is the general partner of a family limited partnership that develops, owns and operates a small shopping mall in Boulder, Colorado. Prior to his experience with Fruehauf Plant and Garden Center, Mr. Fruehauf served in various personnel and labor relations capacities with Dow Chemical Company. He previously served for seven years on the board of directors of Colorado National Bank -- Boulder. Four of those years, he served as Chairman of the Board.

     Larry W. Gibson has been a director of the Company and the Bank since 1992. He served as Vice President of the Bank from 1990 to 1997 and currently serves as Senior Vice President. Mr. Gibson has served in lending officer positions at various financial institutions for more than 30 years.

     William G. Hofgard has been a director of the Company since 1995 and a director of the Bank since 1994. For over forty years, he has been Chairman of the Board of Hofgard & Company, Inc., a privately owned employee benefits consulting and insurance brokerage firm in Boulder, Colorado. He also served as President of Hofgard & Company, Inc. for over 25 years until 1997. Mr. Hofgard is a chartered life underwriter and a chartered financial consultant.

     Donald E. Imel was a founder of Lafayette First Industrial Bank, the predecessor to the Bank. He has served as a director of both the Company and the Bank, or its predecessors, since 1987, serving as Chairman of the Board of the Company from 1987 to 1993. Mr. Imel was a principal in a family-owned business for 37 years. He also manages various commercial and residential real estate investments in local communities.

     W. Bruce Joss has been a director of the Company and the Bank since 1991. He is a stockholder in the Louisville law firm of Rautenstraus and Joss, P.C., specializing in commercial law. He has maintained a private practice since 1974 and has previously served as Louisville City Attorney and Prosecutor. Mr. Joss previously served as a director of Affiliated First National Bank of Louisville. Mr. Joss' law firm currently serves as legal counsel for the Company and the Bank.

     Robert W. Lathrop was elected to the board of directors of the Company and the Bank in 1993. Mr. Lathrop was the owner, President and Chief Executive Officer of Rental Center of Louisville, Inc., from 1986 until 1998. He served on the Louisville city council for eight years and the Louisville planning commission for two years. Mr. Lathrop served as a director of Affiliated First National Bank of Louisville from 1989 to 1990.

     William A. Mitchell, Jr. became Vice President of the Company in 2000 and Executive Vice President of the Bank in 1998. He manages the Bank's loan and investment functions as well as the branch presidents and branch managers. Prior to joining the Bank, Mr. Mitchell served as President and a director of First Community Industrial Bank, a Washington Mutual company in Denver, managing a $275 million banking organization with 11 branch locations in three states. In addition, he supervised a $200 million home equity company based in California for Washington Mutual. Prior to that, he worked for six years as a branch manager for Chrysler First Financial Services in Aurora, Colorado, where he managed a $50 million branch consumer finance institution. Mr. Mitchell serves as a director of the Colorado State Banking Board, the Independent Bankers of Colorado and Bankers' Bank of the West. He also serves as a director of the Boulder Adopt a School program and of Colorado Microcredit, Inc., a part of the Colorado Alliance for Micro-Enterprise Initiative, both nonprofit organizations.

A.  OPERATION OF THE BOARD OF DIRECTORS

     The Company's board of directors has established a compensation committee. In addition, the boards of directors of the Company and the Bank have established audit committees. The purpose of the audit committees is to review the general scope of the audit conducted by the Company's independent auditors and matters relating to internal control systems. In performing this function, the audit committees review reports from the independent auditors and meet separately with representatives of senior management. Both the Company's and the Bank's audit committees are comprised of Messrs. Joss, Lathrop and Hofgard, each of whom is an outside director. The compensation committee has the limited role of making recommendations to the board of directors with respect to the compensation of the Company's executive officers. The compensation committee is comprised of Messrs. Fruehauf, Lathrop and Imel, each of whom is an outside director.

B.  INDEMNIFICATION, INSURANCE AND LIMITATION OF LIABILITY

     Under its Articles of Incorporation and Bylaws, the Company provides for indemnification, to the maximum extent permitted by law, of any person who is or was a director, officer, agent, fiduciary or employee of the Company or the Bank against any claim, liability or expense arising against him or her because he or she is or was a director, officer, agent fiduciary or employee or was serving another entity as a director, officer, partner, trustee, employee or fiduciary at the Bank's or the Company's request. The Company also maintains director and officer insurance on behalf of any individual who is or was a director, officer, employee, fiduciary or agent against any claims or liability asserted against him or her arising out of his or her capacity or status as such.

     The Company has also provided for the limitation of personal liability of any director for breach of fiduciary duty unless the director

          1)  breaches his duty of loyalty;

          2)  engages in intentional misconduct or knowing violation of law;

          3) votes for a distribution in violation of Colorado law if the director did not perform his or her duties in compliance with Colorado law; or

          4) engages in any transaction from which the director directly or indirectly derives an improper personal benefit.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company, the Bank or the Trust pursuant to the foregoing provisions, or otherwise, the Company, the Bank and the Trust have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the company or the trust of expenses incurred or paid by a director, officer, or controlling person of the company or the trust in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, each of the Company, the Bank and the Trust will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

C.  EMPLOYMENT AGREEMENTS

     Neither the Company nor the Bank has entered into any employment agreements with any of its respective executive officers or directors.

D.  DIRECTOR COMPENSATION

     Directors of the Company receive no compensation for their services. However, directors of the Bank, who are not also executive officers of the Bank, receive $600 per month for their service on the board. No additional compensation is paid for serving on a committee. Directors of the Bank, who are also Bank executive officers, receive no additional compensation for their role as directors. Mr. Imel receives additional compensation for inspecting and verifying the value of collateral that secures loans.

10.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation paid to or accrued on behalf of the President and other executive officers who earned more than $100,000 in salary and bonuses for the fiscal year 2000:

                                                                                    ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR     SALARY      BONUS     COMPENSATION
---------------------------                         ----    --------    -------    ------------
Robert L. Beauprez................................  2000    $135,000    $50,625      $30,631(1)
  President of the company; Chief Executive
  Officer and President of the Bank
William A. Mitchell, Jr. .........................  2000    $ 92,500    $27,750      $10,998(2)
  Vice President of the Company; Executive Vice
  President of the Bank
Alice M. Bier,....................................  2000    $ 92,500    $27,750      $ 9,199
  Chief Financial Officer of the Company, Chief
  Operating Officer of the Bank

---------------

(1) Consists of contributions by the Company of $5,107 to its 401(k) plan, $25,254 to its Executive Retirement Plan and $270 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan.

(2) Consists of contributions by the Company of $3,548 to its 401(k) plan, $7,301 to its Executive Retirement Plan and $149 reportable as income for income tax purposes paid pursuant to the Company's Split Dollar Life Insurance Plan.

(3) Consists of contributions by the Company of $3,358 to its 401(k) plan, $5,621 to its Executive Retirement Plan and $220 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan.

A.  STOCK OPTION PLANS

     The Company does not have any stock option plans for any of its officers, directors or other employees at this time, although management may consider submitting such a plan to a vote of the shareholders in the future.

B.  BENEFIT PLAN

     In 1995, the Bank established a contributory pension benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. A participating employee may contribute up to 20% of total compensation in a given year and may make rollover contributions from other qualified plans. We match our employees' contributions up to 3% of such employee's total compensation. The benefit plan includes a "safe harbor" which allows the Bank to make a voluntary contribution of up to 3% of our eligible employees' compensation, even if the employee does not also make a contribution. Benefits are payable upon retirement and participants are subject to vesting requirements. The benefit plan files Form 5500-C with the Internal Revenue Service. The Bank contributed $74,876 and $46,000 into the plan in 2000 and 1999, respectively.

C.  RETIREMENT PLANS

     The Bank established an Executive Retirement Plan and an Indexed Salary Continuation Plan for certain employees who are selected to participate by a committee whose sole function is to select those officers to be given the opportunity to become participants under either or both of the plans.

     Executive Retirement Plan. The Bank maintains an Executive Retirement Plan for certain executive officers. Pursuant to the retirement plan, Robert L. Beauprez will receive $4,750 per month for a period of

180 months upon retirement, unless Mr. Beauprez' benefits have not fully vested, in which case a certain percentage of the benefits will be nonforfeitable in accordance with Mr. Beauprez' years of service. Mr. Beauprez' benefits will be fully vested after ten years of service. There are currently five participants in the retirement plan including Mr. Beauprez. The benefits payable to the five participants will aggregate $16,362 per month. The benefits payable to any given participant will be paid for a period of 180 months following such participant's retirement.

     Indexed Salary Continuation Plan. The Bank established an Indexed Salary Continuation Plan in 1998. The index plan provides supplemental retirement benefits to certain of the Bank's executive officers, including Messrs. Beauprez, Mitchell and Gibson and Ms. Bier. Pursuant to the terms of the index plan and a related Split Dollar Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten year period following such person's retirement from the Bank.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2001, by (1) each of the Company's directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the Common Stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares and the address of each shareholder is the same as the Company's address. There are no arrangements which upon operation at a subsequent date would result in a change of control of the Company or the Bank.

                                                                   SHARES        PERCENTAGE
                                                                BENEFICIALLY    BENEFICIALLY
NAME                                                              OWNED(1)        OWNED(1)
----                                                            ------------    ------------
Robert L. Beauprez..........................................      438,171(2)        32.7%
Claudia A. Beauprez.........................................      296,194(3)        22.1%
Alice M. Bier...............................................        1,500              *
Victor Fruehauf.............................................       20,000            1.5%
Larry W. Gibson.............................................       25,760            1.9%
William G. Hofgard..........................................       26,667(4)         2.0%
Donald Imel.................................................      109,960(5)         8.2%
W. Bruce Joss...............................................        6,000(6)           *
Robert W. Lathrop...........................................        6,000(7)           *
William A. Mitchell, Jr.....................................        5,000(8)           *
Directors and executive officers as a group (11 persons)....      642,823           48.1%

---------------

*   Indicates ownership which does not exceed 1.0%.

(1) The percentage beneficially owned was calculated based on 1,327,744 shares of common stock issued and outstanding. However, with respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently 5,500 shares of 1987 series A preferred stock and 5,000 shares of 1988 series A preferred stock that are convertible into common stock outstanding.

(2) Includes 288,013 shares of common stock and 4,416 shares of preferred stock convertible into shares of common stock on a one-to-one basis held of record jointly by Robert L. Beauprez and his wife, Claudia A. Beauprez. This total does not include 3,765 shares owned solely by Claudia A. Beauprez, to which Mr. Beauprez disclaims any beneficial ownership.

(3) Includes 288,013 shares of common stock and 4,416 shares of preferred stock convertible into shares of common stock on a one-to-one basis held jointly by Robert L. and Claudia A. Beauprez. Does not include 145,742 shares owned solely by Mr. Beauprez to which Mrs. Beauprez disclaims any beneficial ownership.

(4) Includes 16,667 shares held of record by Resources Trust Co. for the benefit of William G. Hofgard.

(5) Includes 6,500 shares held of record by the Imel Family LLC, of which Mr. Imel is a principal and 4,417 shares of preferred stock, which are convertible into shares of common stock on a one-for-one basis.

(6) Consists of 5,500 shares held of record jointly by Mr. Joss and his wife and 500 shares held of record by Mr. Joss' wife.

(7) Includes 3,000 shares held of record by Smith Barney Shearson as IRA Custodian for the benefit of Robert W. Lathrop. Also includes 1,000 shares held of record by Edward Jones as Custodian for the benefit of Mr. Lathrop's wife, Carol D. Lathrop.

(8) These shares are held of record jointly by Mr. Mitchell and his wife, Leigh Ann Mitchell.

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank leases the Pearl Street branch in Boulder from Fruehauf Investments, Ltd., in which Victor Fruehauf, a director of the Company and the Bank, is a principal. The lease is for a ten-year term beginning on October 1, 1994, with one five-year extension option. The monthly rent for the year 2001 is $9,495, subject to annual increases.

     The Company employs the law firm of Rautenstraus and Joss, P.C. from time to time. W. Bruce Joss, a director of the Company and the Bank, is a principal of Rautenstraus and Joss, P.C. In 2000, the Company paid a total of $23,739 in fees to Rautenstraus and Joss, P.C.

     Further, some of the Company's directors, executive officers and shareholders who own 10% or more of the Company's Common Stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are our customers. During 1999 and 2000, the Bank made loans in the aggregate amount of $971,548, in the ordinary course of business to many of the directors, executive officers and principal shareholders and their associates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with us and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. The Company and the Bank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.

     In addition, prior to 2000, the Company had executed promissory notes payable to several of the Company's officers and directors or their immediate family members. These promissory notes bore interest at the prime rate, were payable quarterly and mature or matured as follows:

HOLDER                                                          PRINCIPAL      MATURITY DATE
------                                                          ---------    -----------------
Robert W. Lathrop and Carol D. Lathrop......................    $100,000     December 31, 2000
Carol Ann Imel, the wife of Donald E. Imel..................    $100,000     December 31, 2000
Carol Ann Imel, the wife of Donald E. Imel..................    $ 85,000     December 31, 2001
Joe C. Beauprez and Marie Beauprez, the parents of Robert L.
  Beauprez..................................................    $132,000     December 31, 2000

     Each of these promissory notes was refinanced and exchanged for shares of the Company's Series B Preferred Stock, issued on October 19, 2000 described elsewhere in this report. Each holder of a promissory note so exchanged received an aggregate liquidation preference amount of Series B Preferred Stock equal to the principal amount on his or her respective promissory note. The Series B Preferred Stock is redeemable at our option at any time. In 2000, the Company redeemed $200,000 of Series B Preferred Stock.

                                    PART IV

13.  EXHIBITS, AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS:

     1) A list of the consolidated financial statements of Registrant incorporated herein is included in Item 7 of this Report.

     2)  The following documents are filed as exhibits to this Report:

EXHIBIT NO.  DESCRIPTION
-----------  -----------
  3.1(a)*    -- Articles of Incorporation of Front Range Capital
                Corporation (as amended).
  3.1(b)     -- Articles of Second Amendment to the Articles of
                Incorporation filed herewith have not been previously
                filed
  3.1(c)     -- Articles of Third Amendment to the Articles of
                Incorporation filed herewith have not been previously
                filed
  3.2*       -- Bylaws of Front Range Capital Corporation
  4.1*       -- Form of Indenture by and between Front Range Capital
                Corporation and Wilmington Trust Company
  4.2*       -- Form of Subordinated Debenture (included as an exhibit to
                Exhibit 4.1)
  4.3*       -- Certificate of Trust of Front Range Capital Trust I, as
                amended and restated
  4.4*       -- Trust Agreement between Front Range Capital Corporation,
                Wilmington Trust Company and the Administrative Trustees
                named therein
  4.5*       -- Form of Amended and Restated Trust Agreement between
                Front Range Capital Corporation and Wilmington Trust
                Company and the Administrative Trustees named therein
  4.6*       -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
  4.7*       -- Form of Trust Preferred Securities Guarantee Agreement
                between Front Range Capital Corporation and Wilmington
                Trust Company
  4.8*       -- Revised Form of Agreement of Expenses and Liabilities
                (included as an exhibit to Exhibit 4.5)
 10.1*       -- Lease Agreement between Lafayette State Bank and Fruehauf
                Investments Ltd.
 10.2*       -- Lease Agreement between Heritage Bank and 901 Walnut
                Street, LLC
 10.3*       -- Loan Agreement between Front Range Capital Corporation
                and Bankers' Bank of the West
 10.4*       -- Promissory Note by Front Range Capital Corporation
                payable to Robert W. and Carol D. Lathrop
 10.5*       -- Promissory Note by Front Range Capital Corporation
                payable to Bankers' Bank of the West
 10.6*       -- Promissory Note by Front Range Capital Corporation
                payable to Carol Ann Imel
 10.7*       -- Amendment and Restatement of Executive Retirement Plan of
                Heritage Bank
 10.8*       -- Indexed Salary Continuation Plan of Heritage Bank
 10.9*       -- Flexible Premium Life Insurance Endorsement Method Split
                Dollar Plan Agreement
 21.1*       -- List of Subsidiaries of Front Range Capital Corporation
 23.1        -- Consent of Fortner, Bayens, Levkulich and Co., P.C.
 23.2*       -- Consent of Rothgerber, Johnson & Lyons LLP
 23.3*       -- Consent of Morris, James, Hitchens & Williams LLP
 23.4*       -- Consent of Rothgerber, Johnson & Lyons LLP
 24.1*       -- Power of Attorney (included on page 35)

---------------

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of trust preferred securities and incorporated herein by reference.

     3)  Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 28th day of March, 2001.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

By: /s/ ROBERT L. BEAUPREZ
    ----------------------------------
Robert L. Beauprez
Chairman of the Board and President
(principal executive officer)

By: /s/ ALICE M. BIER
    ----------------------------------
Alice M. Bier
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacity indicated and on the 28th day of March 2001.

By: /s/ ROBERT L. BEAUPREZ
    ----------------------------------
Robert L. Beauprez
Chairman of the Board and President
(principal executive officer)

                  *
--------------------------------------
Alice M. Bier
Chief Financial Officer
(principal financial officer)

                  *
--------------------------------------
Claudia A. Beauprez
Director, Treasurer and Secretary

                  *
--------------------------------------
Larry W. Gibson
Director

                  *
--------------------------------------
Victor Fruehauf
Director

                  *
--------------------------------------
William G. Hofgard
Director

                  *
--------------------------------------
William G. Hofgard
Director

                  *
--------------------------------------
Donald E. Imel
Director

                  *
--------------------------------------
W. Bruce Joss
Director

                  *
--------------------------------------
Robert W. Lathrop
Director

* /s/ ROBERT L. BEAUPREZ
--------------------------------------
Robert L. Beauprez
As: Attorney-In-Fact

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert L. Beauprez, William A. Mitchell Jr. and Alice M. Bier, with full power to each of them to act without the other, the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-KSB and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-KSB WAS SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON THE 28TH DAY OF MARCH, 2001.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

               /s/ ROBERT L. BEAUPREZ                    Chairman of the Board and President
-----------------------------------------------------      (principal executive officer)
                 Robert L. Beauprez

               /s/ CLAUDIA A. BEAUPREZ                   Director, Treasurer and Secretary
-----------------------------------------------------
                 Claudia A. Beauprez

                                                         Director
-----------------------------------------------------
                   Larry W. Gibson

                 /s/ VICTOR FRUEHAUF                     Director
-----------------------------------------------------
                   Victor Fruehauf

               /s/ WILLIAM G. HOFGARD                    Director
-----------------------------------------------------
                 William G. Hofgard

                                                         Director
-----------------------------------------------------
                   Donald E. Imel

                                                         Director
-----------------------------------------------------
                    W. Bruce Joss

                /s/ ROBERT W. LATHROP                    Director
-----------------------------------------------------
                  Robert W. Lathrop

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
                         INDEX TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000

                                                              PAGE
                                                              ----
Independent Auditors' Report on the Consolidated Financial
  Statements................................................  F-2
Consolidated Balance Sheets for the Years Ended December 31,
  2000 and 1999.............................................  F-3
Consolidated Statements of Income for the Years Ended
  December 31, 2000 and 1999................................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000 and 1999....................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Front Range Capital Corporation
  and Subsidiaries
Louisville, Colorado

     We have audited the accompanying consolidated balance sheets of Front Range Capital Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Front Range Capital Corporation and Subsidiaries at December 31, 2000 and 1999 and the results of their consolidated operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Denver, Colorado                          FORTNER, BAYENS, LEVKULICH & CO., P.C.
February 8, 2001

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            YEARS ENDED DECEMBER 31,

                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Cash and due from banks.....................................  $  9,091,000    $  7,782,000
Interest-bearing deposits in banks..........................        93,000          99,000
                                                              ------------    ------------
  Cash and cash equivalents.................................     9,184,000       7,881,000
Securities available for sale...............................    24,833,000      22,002,000
Federal Home Loan Bank stock and Federal Reserve Bank stock,
  at cost...................................................     1,464,000         915,000
Loans, net of unearned income...............................   168,851,000     130,708,000
Less allowance for loan losses..............................    (1,949,000)     (1,411,000)
                                                              ------------    ------------
  Net loans.................................................   166,902,000     129,297,000
Foreclosed assets...........................................       121,000         118,000
Premises and equipment, net.................................     7,884,000       7,092,000
Accrued interest receivable.................................     1,243,000         871,000
Deferred income taxes.......................................       963,000       1,001,000
Other assets................................................     4,765,000       3,513,000
                                                              ------------    ------------
                                                              $217,359,000    $172,690,000
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing....................................  $  3,095,000    $ 26,566,000
     Interest-bearing.......................................   145,799,000     115,360,000
                                                              ------------    ------------
       Total deposits.......................................   178,894,000     141,926,000
  Federal funds purchased...................................            --       9,200,000
  Other short-term funds borrowed...........................     9,000,000              --
  Income taxes payable......................................       335,000         135,000
  Long-term debt............................................     8,681,000      12,627,000
  Accrued interest payable..................................       505,000         396,000
  Other liabilities.........................................     1,316,000         944,000
                                                              ------------    ------------
       Total liabilities....................................   198,731,000     165,228,000
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely Junior
  Subordinated Debentures...................................     8,000,000              --
Commitments and contingencies (notes F, M and N)
Shareholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001
     par value; issued 21,670 and 10,500 shares.............            --              --
  Common stock, authorized 200,000,000 shares of $.001 par
     value; 1,327,744 shares issued and outstanding.........         1,000           1,000
  Capital surplus...........................................     5,733,000       4,616,000
  Retained earnings.........................................     5,002,000       3,537,000
  Accumulated other comprehensive loss......................      (108,000)       (692,000)
                                                              ------------    ------------
                                                                10,628,000       7,462,000
                                                              ------------    ------------
                                                              $217,359,000    $172,690,000
                                                              ============    ============

The accompanying notes are an integral part of these statements.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                                  2000          1999
                                                               -----------   -----------
Interest and dividend income
  Loans, including fees.....................................   $16,000,000   $11,628,000
Investment securities
  Taxable...................................................       975,000       912,000
  Non-taxable...............................................       444,000       401,000
  Dividends.................................................       110,000        50,000
Federal funds sold and other................................         7,000         9,000
                                                               -----------   -----------
     Total interest income..................................    17,536,000    13,000,000
Interest expense
  Deposits..................................................     6,055,000     4,224,000
  Federal funds purchased...................................       346,000       207,000
  Other short-term funds borrowed...........................       430,000            --
  Long-term debt............................................       882,000       657,000
                                                               -----------   -----------
     Total interest expense.................................     7,713,000     5,088,000
                                                               -----------   -----------
Net interest income.........................................     9,823,000     7,912,000
Provision for loan losses...................................       621,000       402,000
                                                               -----------   -----------
Net interest income after provision for loan losses.........     9,202,000     7,510,000
Noninterest income
  Customer service fees.....................................     1,058,000       732,000
  Net gain on sale of investment securities.................            --         7,000
  Loan origination fees.....................................       240,000       228,000
  Other.....................................................       188,000       230,000
                                                               -----------   -----------
     Total noninterest income...............................     1,486,000     1,197,000
Noninterest expense
  Salaries and employee benefits............................     4,745,000     3,663,000
  Occupancy expense.........................................       896,000       519,000
  Furniture and equipment...................................       603,000       497,000
  Data processing...........................................       560,000       389,000
  Other.....................................................     1,821,000     1,704,000
                                                               -----------   -----------
     Total noninterest expense..............................     8,625,000     6,772,000
                                                               -----------   -----------
Income before income taxes..................................     2,063,000     1,935,000
Income tax expense..........................................       573,000       573,000
                                                               -----------   -----------
NET INCOME..................................................   $ 1,490,000   $ 1,362,000
                                                               ===========   ===========
EARNINGS PER SHARE
  Basic.....................................................   $      1.10   $      1.03
                                                               ===========   ===========
  Diluted...................................................   $      1.09   $      1.02
                                                               ===========   ===========

        The accompanying notes are an integral part of these statements.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                         COMPREHENSIVE
                                          PREFERRED   COMMON    CAPITAL      RETAINED       COMMON
                                            STOCK     STOCK     SURPLUS      EARNINGS    INCOME (LOSS)      TOTAL
                                          ---------   ------   ----------   ----------   -------------   -----------
BALANCE AT JANUARY 1, 1999.............               $1,000   $4,592,000   $2,175,000     $  94,000     $ 6,862,000
Sale of common stock...................      --          --        24,000           --            --          24,000
Comprehensive income
  Net income...........................      --          --            --    1,362,000            --       1,362,000
  Change in net unrealized gain (loss)
    on securities available for sale,
    net of taxes.......................      --          --            --           --      (786,000)       (786,000)
                                                                                                         -----------
    Total comprehensive income.........      --          --            --           --            --         576,000
                                              --      ------   ----------   ----------     ---------     -----------
BALANCE AT DECEMBER 31, 1999...........      --       1,000     4,616,000    3,537,000      (692,000)      7,462,000
Conversion of notes payable to
  Preferred B Stock
                                             --          --     1,317,000           --            --       1,317,000
Redemption of Preferred B Stock........      --          --      (200,000)          --            --        (200,000)
Comprehensive income
  Net income...........................      --          --            --    1,490,000            --       1,490,000
  Change in net unrealized gain (loss)
    on securities available for sale,
    net of taxes.......................      --          --            --           --       584,000         584,000
                                                                                                         -----------
    Total comprehensive income.........                                                                    2,074,000
                                                                                                         -----------
Dividends declared on Preferred B
  Stock................................      --          --            --      (25,000)           --         (25,000)
                                                      ------   ----------   ----------     ---------     -----------
BALANCE AT DECEMBER 31, 2000...........      --       $1,000   $5,733,000   $5,002,000      (108,000)    $10,628,000
                                                      ======   ==========   ==========     =========     ===========

        The accompanying notes are an integral part of these statements.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                   2000           1999
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  1,490,000   $  1,362,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        725,000        564,000
  Net amortization of securities............................         32,000         36,000
  Stock dividends received..................................             --        (97,000)
  Provision for loan losses.................................        621,000        402,000
  Deferred income tax benefit...............................       (310,000)      (130,000)
  Net gain on sales of securities...........................             --         (7,000)
  Net Change in:
     Accrued interest receivable............................       (372,000)      (127,000)
     Other assets...........................................       (861,000)    (1,621,000)
     Income taxes payable...................................        200,000        134,000
     Accrued interest payable...............................        109,000        121,000
     Other liabilities......................................        372,000        207,000
       NET CASH PROVIDED BY OPERATING ACTIVITIES............      2,006,000        844,000
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities Sales.............        600,000      3,200,000
Maturities, prepayments and calls...........................      1,573,000      3,034,000
Purchases...................................................     (4,103,000)    (6,398,000)
Purchases of Federal Home Loan Bank and Federal Reserve Bank
  stock.....................................................       (549,000)      (354,000)
Loan originations and principal collections, net............    (38,226,000)   (39,120,000)
Additions to premises and equipment.........................     (1,512,000)    (2,684,000)
Proceeds from sale of foreclosed assets.....................             --        243,000
                                                               ------------   ------------
       NET CASH USED IN INVESTING ACTIVITIES................    (42,217,000)   (42,079,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (used) provided by Deposits........................     36,968,000     26,992,000
  Federal funds purchased...................................     (9,200,000)     9,200,000
  Short-term borrowings.....................................      9,000,000             --
Proceeds from issuance long-term debt.......................      1,285,000      4,335,000
Repayments of long-term debt................................     (3,914,000)      (645,000)
Cash dividends paid on preferred stock......................        (25,000)            --
Proceeds from issuance of trust preferred securities........      7,600,000             --
Proceeds from the issuance of common stock..................       (200,000)        24,000
                                                               ------------   ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............     41,514,000     39,906,000
                                                               ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................      1,303,000     (1,329,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      7,881,000      9,210,000
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $  9,184,000   $  7,881,000
                                                               ============   ============
Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest...............................................   $  7,604,000   $  4,968,000
     Income taxes...........................................        749,000        600,000

        The accompanying notes are an integral part of these statements.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

     Front Range Capital Corporation (the Company) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the Bank). The Bank provides a full range of banking and mortgage services to individual and corporate customers principally in Boulder County and the Denver metropolitan area. A majority of the Bank's loans are related to real estate and commercial activities. Borrowers' abilities to honor their loans are dependent upon the continued economic viability of the area. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain items in prior periods have been reclassified to conform to the current presentation.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed assets, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and federal funds sold, all of which mature within ninety days.

INVESTMENT SECURITIES

     Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has designated all securities as available for sale.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS

     Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

     The Company grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the greater Denver -- Boulder metropolitan area. The ability of the Company's borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

PREMISES AND EQUIPMENT

     Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed generally on the straight-line method over the assets useful lives. Land is carried at cost.

FORECLOSED ASSETS

     Foreclosed assets are assets acquired through, or in lieu of, loan foreclosure and are held for sale. These assets are initially recorded at the lower of cost basis or fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

TRUST PREFERRED SECURITIES ISSUANCE COSTS

     Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized. These costs totaling $754,000 at December 31, 2000 are amortized on a straight-line basis over a ten-year period.

GOODWILL

     Goodwill is amortized on a straight-line basis over twenty-five years. Other assets include goodwill of $131,000 and $136,000 at December 31, 2000 and 1999, respectively.

INCOME TAXES

     Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

EARNINGS PER COMMON SHARE

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

     Earnings per common share have been computed based on the following:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                 (IN THOUSANDS)
Net income..................................................    $1,490    $1,362
Less preferred stock dividends..............................        25        --
                                                                ------    ------
Net income applicable to common stock.......................    $1,465    $1,362
                                                                ======    ======
Average number of common shares outstanding.................     1,328     1,327
Effect of dilutive convertible preferred....................        11        11
                                                                ------    ------
Average number of common shares outstanding used to
  calculate diluted earnings per common share...............     1,339     1,338
                                                                ======    ======

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

COMPREHENSIVE INCOME

     Components of comprehensive income are net income and all other non-owner changes in equity. An enterprise is required to classify items of other comprehensive income by their nature in financial statements and to display the accumulated balance of other comprehensive income separately from other components of equity in the balance sheet. The only component of comprehensive income consists of net unrealized holding gains and losses on available for sale securities. The Company discloses comprehensive income in the Statement of Stockholders' Equity.

     The components of other comprehensive income and related tax effects are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                2000     1999
                                                                ----    -------
                                                                (IN THOUSANDS)
Unrealized holding gains (losses) on available-for-sale
  securities................................................    $932    $(1,253)
  Tax effect................................................    (348)       467
                                                                ----    -------
       Net-of-tax amount....................................    $584    $  (786)
                                                                ====    =======

OPERATING SEGMENTS

     The Company has evaluated Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, (SFAS No. 131). This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its principal business, commercial banking, is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement will become effective for the Company beginning January 1, 2001. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

NOTE B -- CASH AND DUE FROM BANKS

     The Bank is required by the Federal Reserve Bank to maintain an average reserve balance. "Cash and due from banks" in the consolidated balance sheet at December 31, 2000 and 1999 includes amounts so restricted of approximately $1,191,000 and $1,049,000, respectively.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE C -- SECURITIES

     The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

                                                              DECEMBER 31, 2000
                                             ----------------------------------------------------
                                                             GROSS         GROSS
                                              AMORTIZED    UNREALIZED   UNREALIZED
                                                COST         GAINS        LOSSES      FAIR VALUE
                                             -----------   ----------   -----------   -----------
SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities..................   $   500,000    $     --    $    (1,000)  $   499,000
U.S. Government agency securities.........     7,495,000      47,000         (4,000)    7,538,000
Mortgage-backed securities................     6,114,000      29,000        (74,000)    6,069,000
State and municipal securities............     9,414,000      53,000       (199,000)    9,268,000
Corporate securities......................     1,166,000       3,000             --     1,169,000
Equity securities.........................       135,000          --             --       135,000
Other investments.........................       181,000          --        (26,000)      155,000
                                             -----------    --------    -----------   -----------
                                             $25,005,000    $132,000    $  (304,000)  $24,833,000
                                             ===========    ========    ===========   ===========

                                                              DECEMBER 31, 1999
                                             ----------------------------------------------------
                                                             GROSS         GROSS
                                              AMORTIZED    UNREALIZED   UNREALIZED
                                                COST         GAINS        LOSSES      FAIR VALUE
                                             -----------   ----------   -----------   -----------
SECURITIES AVAILABLE-FOR-SALE
U.S. Treasury securities..................   $ 1,099,000    $     --    $    (5,000)  $ 1,094,000
U.S. Government agency securities.........     6,679,000      11,000       (125,000)    6,565,000
Mortgage-backed securities................     4,928,000          --       (251,000)    4,677,000
State and municipal securities............     9,012,000       1,000       (664,000)    8,349,000
Corporate securities......................     1,172,000          --        (41,000)    1,131,000
Equity securities.........................        35,000          --             --        35,000
Other investments.........................       181,000          --        (30,000)      151,000
                                             -----------    --------    -----------   -----------
                                             $23,106,000    $ 12,000    $(1,116,000)  $22,002,000
                                             ===========    ========    ===========   ===========

     The amortized cost and fair value of debt securities by contractual maturity at December 31, 2000 follows:

                                                                     AMORTIZED      ESTIMATED
                                                                       COST        MARKET VALUE
                                                                    -----------    ------------
    Due in one year or less.....................................    $ 1,846,000    $ 1,846,000
    Due after one year through five years.......................      6,871,000      6,901,000
    Due after five years through ten years......................      3,240,000      3,195,000
    Due after ten years.........................................      6,934,000      6,822,000
                                                                    -----------    -----------
                                                                     18,891,000     18,764,000
    Mortgage-backed securities..................................      6,114,000      6,069,000
                                                                    -----------    -----------
                                                                    $25,005,000    $24,833,000
                                                                    ===========    ===========

     Gross realized gains amounted to $-0- and $7,690 in 2000 and 1999, respectively. Gross realized losses amounted to $371 and $1,144, respectively.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Investment securities with carrying values of approximately $8,800,000 and $9,447,000 were pledged at December 31, 2000 and 1999, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

NOTE D -- FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK

     The Bank, as a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka, is required to maintain an investment in the capital stock of each. No ready market exists for such stock, and they have no quoted market values. For reporting purposes, this stock is assumed to have a market value equal to cost. The Bank's investment at December 31, is as follows:

                                                                       2000         1999
                                                                    ----------    --------
    Federal Reserve Bank of Denver..............................    $  206,000    $191,000
    Federal Home Loan Bank of Topeka............................     1,258,000     724,000
                                                                    ----------    --------
                                                                    $1,464,000    $915,000
                                                                    ==========    ========

NOTE E -- LOANS

     A summary of the balances of loans follows:

                                                                      2000            1999
                                                                  ------------    ------------
    Real estate -- construction...............................    $ 47,655,000    $ 29,684,000
    Real estate -- commercial.................................      41,736,000      36,203,000
    Real estate -- residential................................      44,499,000      35,804,000
    Commercial................................................      29,423,000      24,110,000
    Consumer..................................................       6,358,000       5,525,000
                                                                  ------------    ------------
                                                                   169,671,000     131,326,000
    Less unearned income......................................        (820,000)       (618,000)
                                                                  ------------    ------------
    Loans, net................................................    $168,851,000    $130,708,000
                                                                  ============    ============

     An analysis of the allowance for loan losses follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
    Balance at beginning of year................................    $1,411,000    $1,097,000
    Provision for loan losses...................................       621,000       402,000
    Loans charged off...........................................       (90,000)      (92,000)
    Recoveries on loans previously charged off..................         7,000         4,000
                                                                    ----------    ----------
    Balance at end of period....................................    $1,949,000    $1,411,000
                                                                    ==========    ==========

     The following is a summary of information pertaining to impaired loans at December 31 (in thousands):

                                                                        YEARS ENDED
                                                                       DECEMBER 31,
                                                                    -------------------
                                                                     2000        1999
                                                                    -------    --------
    Total impaired loans........................................    $    --    $ 35,000
    Valuation allowance related to impaired loans...............    $    --    $  5,000
    Average investment in impaired loans........................    $18,000    $251,000

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Interest income recognized on impaired loans was immaterial. No additional funds are committed to be advanced in connection with impaired loans.

NOTE F -- PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
Land........................................................    $ 1,008,000    $ 1,008,000
Buildings...................................................      6,396,000      3,577,000
Furniture and equipment.....................................      2,702,000      1,876,000
Construction in progress....................................         39,000      2,191,000
                                                                -----------    -----------
                                                                 10,145,000      8,652,000
Accumulated depreciation and amortization...................     (2,261,000)    (1,560,000)
                                                                -----------    -----------
                                                                $ 7,884,000    $ 7,092,000
                                                                ===========    ===========

     Pursuant to the terms of noncancellable lease agreements in effect at December 31, 2000, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

    2001........................................................    $  585,000
    2002........................................................       579,000
    2003........................................................       521,000
    2004........................................................       330,000
    2005 and thereafter.........................................        19,000
                                                                    ----------
                                                                    $2,034,000
                                                                    ==========

     Total rent expense for the years ended December 31, 2000 and 1999 amounted to $480,000 and $231,000, respectively.

NOTE G -- DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $21,653,000 and $19,352,000, respectively.

     At December 31, 2000, the scheduled maturities of interest bearing time deposits are as follows:

    2001........................................................    $44,076,000
    2002 and 2003...............................................     11,961,000
    2004 and thereafter.........................................        290,000
                                                                    -----------
                                                                    $56,328,000
                                                                    ===========

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE H -- LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31, 2000 consisted of the following:

    FRONT RANGE CAPITAL CORPORATION
      Loans from shareholders (unsecured).......................    $  25,000
    HERITAGE BANK
      Federal Home Loan Bank fixed-rate advances................    8,656,000

     The loan to the shareholder is an unsecured note payable with interest adjustable to prime, which matures in 2001.

     The Federal Home Loan Bank fixed-rate advances are secured by investment securities and loans. At December 31, 2000 the interest rates ranged from 5.27% to 7.42%.

     Maturities of long-term debt outstanding at December 31, 2000 were as follows:

                                                                                    PARENT
                                                                    CONSOLIDATED    COMPANY
                                                                    ------------    -------
    2001........................................................     $1,361,000     $25,000
    2002........................................................        337,000          --
    2003........................................................      1,536,000          --
    2004........................................................        337,000          --
    2005........................................................        736,000          --
    Thereafter..................................................      4,374,000          --
                                                                     ----------     -------
    Total.......................................................     $8,681,000     $25,000
                                                                     ==========     =======

NOTE I -- BORROWINGS COMMITMENTS

     As of December 31, 2000, the Bank had lines of credit with Federal Home Loan Bank and Bankers' Bank of the West of $28,812,000 and $5,660,000, respectively. At December 31, 2000, $17,656,000 was advanced on these lines.

NOTE J -- INCOME TAXES

     Following is an analysis of income taxes included in the statements of income as of December 31 (in thousands):

                                                                      2000         1999
                                                                    ---------    ---------
    Current
      Federal...................................................    $ 792,000    $ 633,000
      State.....................................................       91,000       70,000
                                                                    ---------    ---------
                                                                      883,000      703,000
    Deferred
      Federal...................................................     (721,000)    (113,000)
      State.....................................................      (39,000)     (17,000)
                                                                    ---------    ---------
                                                                     (310,000)    (130,000)
                                                                    ---------    ---------
                                                                    $ 573,000    $ 573,000
                                                                    =========    =========

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                                2000    1999
                                                                ----    ----
Statutory federal tax rate..................................    34.0%   34.0%
Increase (decrease) resulting from
  State taxes, net of federal tax benefit...................     2.9     2.4
  Tax exempt income.........................................    (9.0)   (7.0)
  Other, net................................................    (0.1)    0.2
                                                                ----    ----
  Effective tax rates.......................................    27.8%   29.6%
                                                                ====    ====

     A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

     Listed below are the components of the net deferred income taxes at December 31 (in thousands):

                                                                      2000         1999
                                                                    --------    ----------
    Deferred tax assets
      Allowance for loan losses.................................    $644,000    $  447,000
      Net unrealized loss on securities available-for-sale......      64,000       412,000
      Nonqualified employee retirement plan.....................     224,000       159,000
      Depreciation..............................................      67,000        19,000
                                                                    --------    ----------
    Total deferred tax assets...................................     999,000     1,037,000
    Deferred tax liabilities
      Federal Home Loan Bank stock dividends....................     (36,000)      (36,000)
                                                                    --------    ----------
    Total deferred tax liabilities..............................     (36,000)      (36,000)
                                                                    --------    ----------
    Net deferred tax asset......................................    $963,000    $1,001,000
                                                                    ========    ==========

NOTE K -- COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In December 2000, Front Range Capital Trust I (Trust), a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,000,000 11.0% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company (issue price of $8 per securities) totaling $8.0 million. The Trust invested the total proceeds it received in 11% Junior Subordinated Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Preferred Securities. As a result, under current tax law, distributions to the holders of the Preferred Securities will be tax deductible by the Company. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

     The distribution rate payable on the Preferred Securities is cumulative and payable quarterly in arrears and will commence on March 31, 2001. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on December 28, 2030, which may be shortened to

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

not earlier than December 28, 2005, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities. The Company has the right subject to the prior approval of the Federal Reserve, if required, to terminate the Trust and cause the Debentures to be distributed to the holders of the Preferred Securities in liquidation of such trust.

NOTE L -- PREFERRED STOCK

     On October 19, 2000, certain loans from stockholders totaling $1,317,000 were converted to 1,317 shares of the Company's 2000 Series B Preferred Stock (2000 Preferred Stock). The 2000 Preferred Stock has a par value of $0.001 per share and a purchase price of $1,000 per share.

     Owners of 2000 Preferred Stock are entitled to receive cumulative cash dividends in an amount equal to the prime rate, published in the Wall Street Journal, multiplied by the purchase price paid. Dividends accumulate from October 19, 2000 and will be paid quarterly beginning December 31, 2000. Dividends are payable at the discretion of the Board of Directors.

     The 2000 Preferred Stock is redeemable solely at the Company's option. The redemption price is $1,000 per share plus any accumulated and unpaid dividends as of the date of the redemption.

     Preferred stock also consists of 5,000 shares of 1987 Series A 8% non-cumulative convertible preferred stock of the Company ("1987 Preferred Stock") outstanding, and 5,500 shares of 1988 Series A 8% non-cumulative convertible non-voting preferred stock of the Company ("1988 Preferred Stock") outstanding. Each share of the 1987 Preferred Stock and each share of the 1988 Preferred Stock is convertible into one share of common stock.

NOTE M -- OFF-BALANCE SHEET ACTIVITIES

     The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                     2000           1999
                                                                  -----------    -----------
    Commitments to extend credit................................  $45,529,000    $29,545,000
    Stand-by letters of credit..................................    3,065,000      1,829,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Commercial and stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

NOTE N -- LEGAL CONTINGENCIES

     Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

NOTE O -- REGULATORY MATTERS

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

     Prior to December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. However, the Company has utilized a portion of the proceeds of the Trust Preferred Securities to increase the Bank's regulatory capital and management believes the Bank would be categorized as well capitalized at December 31, 2000.

     To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Capital ratios as of December 31, 2000, are as follows:

                                                                                     TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                 FOR CAPITAL      PROMPT CORRECTIVE
                                                ACTUAL        ADEQUACY PURPOSES   ACTION PROVISIONS
                                            ---------------   -----------------   -----------------
                                            AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                            -------   -----   --------   ------   --------   ------
                                                            (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Total capital to risk weighted assets
  Consolidated............................  $20,538   10.7%   $15,382   >/=8.0%   $   N/A      N/A%
  Bank....................................   19,259   10.1     15,192   >/=8.0     18,990  >/=10.0
Tier 1 capital to risk weighted assets
  Consolidated............................   12,604    6.6      7,691   >/=4.0        N/A      N/A
  Bank....................................   17,310    9.1      7,596   >/=4.0     11,394  >/= 6.0
Tier 1 capital to average assets
  Consolidated............................   12,604    6.0      8,345   >/=4.0        N/A      N/A
  Bank....................................   17,310    8.3      8,351   >/=4.0     10,458  >/= 5.0

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                 FOR CAPITAL      PROMPT CORRECTIVE
                                                ACTUAL        ADEQUACY PURPOSES   ACTION PROVISIONS
                                            ---------------   -----------------   -----------------
                                            AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                            -------   -----   --------   ------   --------   ------
                                                            (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
Total capital to risk weighted assets
  Consolidated............................  $ 9,398    6.4%   $11,764   >/=8.0%   $   N/A      N/A%
  Bank....................................   12,756    8.7     11,684   >/=8.0     14,605  >/=10.0
Tier 1 capital to risk weighted assets
  Consolidated............................    7,987    5.4      5,882   >/=4.0        N/A      N/A
  Bank....................................   11,345    7.8      5,842   >/=4.0      8,763  >/= 6.0
Tier 1 capital to average assets
  Consolidated............................    7,987    4.9      6,559   >/=4.0        N/A      N/A
  Bank....................................   11,345    6.9      6,564   >/=4.0      8,205  >/= 5.0

NOTE P -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan whereby substantially all employees who meet certain age and length of service requirements may participate in the plan. Employees may contribute up to 25 percent of their compensation subject to certain limits based on federal tax laws. The Company makes a contribution of 3% of each participant's compensation to the Plan regardless of the employee's compensation contributed. Effective January 1, 2000, the 3% employer contributions immediately vests to the employee. For the years ended December 31, 2000 and 1999, expense attributable to the Plan amounted to $75,000 and $46,000, respectively.

     The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $3,630,000 and $3,106,000 at December 31, 2000 and 1999, respectively, and is included in other assets. The 2000 and 1999 expenses related to the life insurance policies were $175,000 and $105,000, respectively.

NOTE Q -- RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. The following is an analysis of those loans:

    Balance at January 1, 2000..................................  $1,037,000
    New loans...................................................     454,000
    Repayments..................................................    (968,000)
                                                                  ----------
    Balance at December 31, 2000................................  $  523,000
                                                                  ==========

NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

CASH AND CASH EQUIVALENTS

     For these short-term instruments, the carrying amount approximates fair value.

SECURITIES

     Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices. The carrying amount of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and Federal Reserve Bank.

LOANS

     For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

DEPOSIT LIABILITIES

     The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS

     The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

LONG-TERM BORROWINGS

     The fair values of the Bank's long-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowings.

TRUST PREFERRED SECURITIES

     For Trust Preferred Securities, the fair value is determined based on the offering price.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

OFF-BALANCE SHEET INSTRUMENTS

     Off-balance sheet commitments are not addressed for fair value disclosure considerations. Because of the difficulty in assessing and valuing the likelihood of advancing the proceeds of letters of credit and unadvanced commitments, management believes it is not feasible or practicable to fairly and accurately disclose a fair value of off-balance sheet commitments.

     The estimated fair values, and related carrying or notational amounts, of the Company's financial instruments as of December 31, are as follows:

                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                     CARRYING                CARRYING
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
                                                               (IN THOUSANDS OF DOLLARS)
FINANCIAL ASSETS
Cash and cash equivalents.........................   $  9,184    $  9,184    $  7,881    $  7,881
Securities........................................     24,833      24,833      22,002      22,002
Federal Home Loan Bank and Federal Reserve Bank
  stock...........................................      1,464       1,464         916         916
Loans, net........................................    166,902     167,210     129,297     127,926
Accrued interest receivable.......................      1,243       1,243         871         871

                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                     CARRYING                CARRYING
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
                                                               (IN THOUSANDS OF DOLLARS)
FINANCIAL LIABILITIES
Deposits..........................................   $178,894    $178,766    $141,926    $141,904
Federal funds purchased and other short-term
  borrowings......................................      9,000       9,000       9,200       9,200
Long-term debt....................................      8,681       8,627      12,627      12,627
Accrued interest payable..........................        505         505         396         396
Trust preferred securities........................      8,000       8,000          --          --

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE S -- CONDENSED FINANCIAL STATEMENT OF PARENT COMPANY

     Financial information pertaining only to Front Range Capital Corporation is as follows:

                                 BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
ASSETS
Cash........................................................    $   758,000    $    58,000
Investment in Heritage Bank.................................     17,229,000     10,684,000
Investment in Front Range Capital Trust I...................        250,000             --
Due from Heritage Bank......................................             --         16,000
Goodwill, net of amortization...............................        131,000        136,000
Trust preferred securities issuance cost....................        754,000             --
                                                                -----------    -----------
                                                                $19,122,000    $10,894,000
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accrued interest payable..................................    $     7,000    $    30,000
  Notes payable.............................................         25,000      3,402,000
  Junior Subordinated Debentures............................      8,250,000             --
  Other liabilities.........................................        212,000             --
                                                                -----------    -----------
     Total liabilities......................................      8,494,000      3,432,000
Stockholders' equity........................................     10,628,000      7,462,000
                                                                -----------    -----------
                                                                $19,122,000    $10,894,000
                                                                ===========    ===========

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                   2000          1999
                                                                ----------    ----------
Revenue
  Dividends from bank.......................................    $       --    $       --
  Total revenue.............................................            --            --
Expenses
  Professional fees.........................................        37,000        10,000
  Other.....................................................         9,000         8,000
  Interest..................................................       325,000       201,000
                                                                ----------    ----------
  Total operating expenses..................................       371,000       219,000
Net operating loss..........................................      (371,000)     (219,000)
Income tax benefit..........................................       135,000        80,000
                                                                ----------    ----------
  Loss before equity in undistributed income of
     subsidiaries...........................................      (236,000)     (139,000)
Equity in undistributed net income of subsidiaries..........     1,726,000     1,501,000
                                                                ----------    ----------
  NET INCOME................................................    $1,490,000    $1,362,000
                                                                ==========    ==========

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
Cash flows from operating activities
  Net income................................................    $ 1,490,000    $ 1,362,000
  Adjustments to reconcile net income to net cash provided
     by operating activities Equity in undistributed
     earnings of subsidiaries...............................     (1,726,000)    (1,501,000)
  Amortization of goodwill..................................          5,000          6,000
Changes in deferrals and accruals
  Accrued interest payable..................................        (23,000)        30,000
  Amount due from subsidiaries..............................         16,000        115,000
  Other.....................................................       (142,000)            --
                                                                -----------    -----------
Net cash (used in) provided by operating activities.........       (380,000)        12,000
Cash flows from investing activities
  Investment in subsidiary bank.............................     (4,235,000)    (1,300,000)
Cash flows from financing activities
  Proceeds from long-term borrowings........................        525,000      1,315,000
  Payments on long-term borrowing...........................     (2,585,000)            --
  Cash dividends paid on preferred stock....................        (25,000)            --
  Proceeds from issuance of preferred securities less
     $400,000 underwriting fee..............................      7,600,000             --
  Sale of common stock......................................             --         24,000
  Redemption of preferred stock.............................       (200,000)            --
                                                                -----------    -----------
Net cash provided by financing activities...................      5,315,000      1,339,000
Net change in cash and cash equivalents.....................        700,000         51,000
Cash and cash equivalents -- beginning of period............         58,000          7,000
                                                                -----------    -----------
Cash and cash equivalents -- end of period..................    $   758,000    $    58,000
                                                                ===========    ===========

NOTE T -- SUBSEQUENT EVENT

     In January 2001 the underwriters of the Trust Preferred Securities offering exercised their option to purchase an additional 150,000 trust preferred securities at the issue price of $8 per share. The Company received $1,140,000 in proceeds, net of $60,000 in underwriting fees.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  3.1(a)*     -- Articles of Incorporation of Front Range Capital
                 Corporation (as amended).
  3.1(b)      -- Articles of Second Amendment to the Articles of
                 Incorporation filed herewith have not been previously
                 filed
  3.1(c)      -- Articles of Third Amendment to the Articles of
                 Incorporation filed herewith have not been previously
                 filed
  3.2*        -- Bylaws of Front Range Capital Corporation
  4.1*        -- Form of Indenture by and between Front Range Capital
                 Corporation and Wilmington Trust Company
  4.2*        -- Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)
  4.3*        -- Certificate of Trust of Front Range Capital Trust I, as
                 amended and restated
  4.4*        -- Trust Agreement between Front Range Capital Corporation,
                 Wilmington Trust Company and the Administrative Trustees
                 named therein
  4.5*        -- Form of Amended and Restated Trust Agreement between
                 Front Range Capital Corporation and Wilmington Trust
                 Company and the Administrative Trustees named therein
  4.6*        -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
  4.7*        -- Form of Trust Preferred Securities Guarantee Agreement
                 between Front Range Capital Corporation and Wilmington
                 Trust Company
  4.8*        -- Revised Form of Agreement of Expenses and Liabilities
                 (included as an exhibit to Exhibit 4.5)
 10.1*        -- Lease Agreement between Lafayette State Bank and Fruehauf
                 Investments Ltd.
 10.2*        -- Lease Agreement between Heritage Bank and 901 Walnut
                 Street, LLC
 10.3*        -- Loan Agreement between Front Range Capital Corporation
                 and Bankers' Bank of the West
 10.4*        -- Promissory Note by Front Range Capital Corporation
                 payable to Robert W. and Carol D. Lathrop
 10.5*        -- Promissory Note by Front Range Capital Corporation
                 payable to Bankers' Bank of the West
 10.6*        -- Promissory Note by Front Range Capital Corporation
                 payable to Carol Ann Imel
 10.7*        -- Amendment and Restatement of Executive Retirement Plan of
                 Heritage Bank
 10.8*        -- Indexed Salary Continuation Plan of Heritage Bank
 10.9*        -- Flexible Premium Life Insurance Endorsement Method Split
                 Dollar Plan Agreement
 21.1*        -- List of Subsidiaries of Front Range Capital Corporation
 23.1         -- Consent of Fortner, Bayens, Levkulich and Co., P.C.
 23.2*        -- Consent of Rothgerber, Johnson & Lyons LLP
 23.3*        -- Consent of Morris, James, Hitchens & Williams LLP
 23.4*        -- Consent of Rothgerber, Johnson & Lyons LLP
 24.1*        -- Power of Attorney (included on page 35)

---------------
* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of trust preferred securities and incorporated herein by reference.