Form 10KSB40/A
period 2000-12-31
FRONT RANGE CAPITAL CORP
filed 2001-03-29
CIK 813964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 29th day of March, 2001.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

By: /s/ ROBERT L. BEAUPREZ
    --------------------------------------------------------
Robert L. Beauprez
Chairman of the Board and President
(principal executive officer)

By: /s/ ALICE M. BIER
    --------------------------------------------------------
Alice M. Bier
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacity indicated and on the 29th day of March 2001.

By: /s/ ROBERT L. BEAUPREZ
    --------------------------------------------------------
Robert L. Beauprez
Chairman of the Board and President
(principal executive officer)

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

                                                         Director
-----------------------------------------------------
                   Donald E. Imel

                                                         Director
-----------------------------------------------------
                    W. Bruce Joss

                /s/ ROBERT W. LATHROP                    Director
-----------------------------------------------------
                  Robert W. Lathrop

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  3.1(a)*     -- Articles of Incorporation of Front Range Capital
                 Corporation (as amended).
  3.1(b)      -- Articles of Second Amendment to the Articles of
                 Incorporation filed herewith have not been previously
                 filed
  3.1(c)      -- Articles of Third Amendment to the Articles of
                 Incorporation filed herewith have not been previously
                 filed
  3.2*        -- Bylaws of Front Range Capital Corporation
  4.1*        -- Form of Indenture by and between Front Range Capital
                 Corporation and Wilmington Trust Company
  4.2*        -- Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)
  4.3*        -- Certificate of Trust of Front Range Capital Trust I, as
                 amended and restated
  4.4*        -- Trust Agreement between Front Range Capital Corporation,
                 Wilmington Trust Company and the Administrative Trustees
                 named therein
  4.5*        -- Form of Amended and Restated Trust Agreement between
                 Front Range Capital Corporation and Wilmington Trust
                 Company and the Administrative Trustees named therein
  4.6*        -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
  4.7*        -- Form of Trust Preferred Securities Guarantee Agreement
                 between Front Range Capital Corporation and Wilmington
                 Trust Company
  4.8*        -- Revised Form of Agreement of Expenses and Liabilities
                 (included as an exhibit to Exhibit 4.5)
 10.1*        -- Lease Agreement between Lafayette State Bank and Fruehauf
                 Investments Ltd.
 10.2*        -- Lease Agreement between Heritage Bank and 901 Walnut
                 Street, LLC
 10.3*        -- Loan Agreement between Front Range Capital Corporation
                 and Bankers' Bank of the West
 10.4*        -- Promissory Note by Front Range Capital Corporation
                 payable to Robert W. and Carol D. Lathrop
 10.5*        -- Promissory Note by Front Range Capital Corporation
                 payable to Bankers' Bank of the West
 10.6*        -- Promissory Note by Front Range Capital Corporation
                 payable to Carol Ann Imel
 10.7*        -- Amendment and Restatement of Executive Retirement Plan of
                 Heritage Bank
 10.8*        -- Indexed Salary Continuation Plan of Heritage Bank
 10.9*        -- Flexible Premium Life Insurance Endorsement Method Split
                 Dollar Plan Agreement
 21.1*        -- List of Subsidiaries of Front Range Capital Corporation
 23.1*        -- Consent of Fortner, Bayens, Levkulich and Co., P.C.
 23.2*        -- Consent of Rothgerber, Johnson & Lyons LLP
 23.3*        -- Consent of Morris, James, Hitchens & Williams LLP
 23.4*        -- Consent of Rothgerber, Johnson & Lyons LLP
 24.1*        -- Power of Attorney (included on page 35)

---------------
* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of trust preferred securities and incorporated herein by reference.