Form 10QSB
period 2001-03-31
FRONT RANGE CAPITAL CORP
filed 2001-05-14
CIK 813964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 33-40028
                                         33-40028-01

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        FRONT RANGE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  COLORADO                                      84-0970160
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
       1020 CENTURY DRIVE, SUITE 202,                              80027
            LOUISVILLE, COLORADO                                (Zip Code)
  (Address of principal executive offices)

     Registrant's telephone number, including area code: (303) 926-0300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of Registrant's classes of common stock, as of May 14, 2001, was 1,327,744 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]  No: [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1 -- Consolidated Financial Statements...............    1
  Balance Sheets as of March 31, 2001 and December 31,
     2000...................................................    2
  Statements of Income for the Three Month Periods Ended
     March 31, 2001 and 2000................................    3
  Statements of Cash Flows for the Three Month Periods Ended
     March 31, 2001 and 2000................................    4
  Statement of Changes in Stockholders' Equity for the Three
     Month Period Ended March 31, 2001 and 2000.............    5
  Notes to Consolidated Financial Statements................    6
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    8

PART II -- OTHER INFORMATION
  Item 1 -- Legal Proceedings...............................   11
  Item 2 -- Changes in Securities...........................   11
  Item 3 -- Defaults Upon Senior Securities.................   11
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................   11
  Item 5 -- Other Information...............................   11
  Item 6 -- Exhibits and Reports on Form 8-K, Form S-8......   11
SIGNATURES..................................................   13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS REPORT

March 31, 2001

                        FRONT RANGE CAPITAL CORPORATION

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of March 31, 2001, and the related interim consolidated statements of income, stockholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                            /s/ FORTNER, BAYENS, LEVKULICH AND
                                            CO., P.C.

Denver, Colorado
May 1, 2001

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and due from banks.....................................    $  7,346      $  9,091
Interest-bearing deposits in banks..........................         115            93
Federal funds sold..........................................       4,600            --
                                                                --------      --------
       Cash and cash equivalents............................      12,061         9,184
Securities available for sale...............................      24,677        24,833
Federal Home Loan Bank stock and Federal Reserve Bank stock,
  at cost...................................................       1,883         1,464
Loans, net of unearned income...............................     195,765       168,851
Less allowance for loan losses..............................      (2,051)       (1,949)
                                                                --------      --------
       Net loans............................................     193,714       166,902
Foreclosed assets...........................................         108           121
Premises and equipment, net.................................       7,719         7,884
Accrued interest receivable.................................       1,201         1,243
Deferred income taxes.......................................         828           963
Other assets................................................       5,057         4,765
                                                                --------      --------
                                                                $247,248      $217,359
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits
     Noninterest-bearing....................................    $ 33,112      $ 33,095
     Interest-bearing.......................................     175,476       145,799
                                                                --------      --------
          Total deposits....................................     208,588       178,894
  Other short-term funds borrowed...........................      14,637         9,000
  Income taxes payable......................................         457           335
  Long-term debt............................................          25         8,681
  Accrued interest payable..................................       1,018           505
  Other liabilities.........................................       1,074         1,316
                                                                --------      --------
          Total liabilities.................................     225,799       198,731
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely Junior
  Subordinated Debentures...................................       9,200         8,000
Stockholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001
     par value; issued 31,170 and 21,670 shares.............          --            --
  Common stock, authorized 200,000,000 shares of $.001 par
     value; 1,327,744 shares issued and outstanding.........           1             1
  Capital surplus...........................................       6,683         5,733
  Retained earnings.........................................       5,424         5,002
  Accumulated other comprehensive income (loss).............         141          (108)
                                                                --------      --------
                                                                  12,249        10,628
                                                                --------      --------
                                                                $247,248      $217,359
                                                                ========      ========

                See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2001     2000
                                                              ------   ------
Interest and dividend income Loans, including fees..........  $4,900   $3,513
  Investment securities
  Taxable...................................................     210      223
  Non-taxable...............................................     110       99
  Dividends.................................................      33       22
  Federal funds sold and other..............................      24       19
                                                              ------   ------
          Total interest income.............................   5,277    3,876
Interest expense
  Deposits..................................................   1,953    1,236
  Federal funds purchased...................................      75      125
  Other short-term funds borrowed...........................     102       77
  Long-term debt............................................     127      203
  Trust preferred securities................................     281       --
                                                              ------   ------
          Total interest expense............................   2,538    1,641
                                                              ------   ------
Net interest income.........................................   2,739    2,235
Provision for loan losses...................................     104       72
                                                              ------   ------
Net interest income after provision for loan losses.........   2,635    2,163
Noninterest income
  Customer service fees.....................................     196      199
  Loan origination fees.....................................     122       65
  Gain on sale of available for sale securities.............       5       --
  Other.....................................................     142       81
                                                              ------   ------
          Total noninterest income..........................     465      345
Noninterest expense
  Salaries and employee benefits............................   1,445    1,113
  Occupancy expense.........................................     263      173
  Furniture and equipment...................................     168      145
  Data processing...........................................     128      110
  Other.....................................................     439      503
                                                              ------   ------
          Total noninterest expense.........................   2,443    2,044
                                                              ------   ------
Income before income taxes..................................     657      464
Income tax expense..........................................     202      142
                                                              ------   ------
NET INCOME..................................................  $  455   $  322
                                                              ======   ======
EARNINGS PER SHARE
  Basic.....................................................  $ 0.33   $ 0.24
                                                              ======   ======
  Diluted...................................................  $ 0.32   $ 0.24
                                                              ======   ======

                See accompanying notes and accountants' report.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $    956   $    417
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available for sale securities Sales...........     4,815         --
     Maturities, prepayments and calls......................     1,179        789
     Purchases..............................................    (5,862)    (4,004)
  Purchase of Federal Home Loan Bank and Federal Reserve
     Bank stock.............................................        --       (476)
  Loan originations and principal collections, net..........   (26,916)    (8,016)
  Additions to premises and equipment.......................       (40)      (785)
  Proceeds from sale of foreclosed assets...................        13         --
                                                              --------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (26,811)   (12,492)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided (used) by
     Deposits...............................................    29,694      7,714
     Federal funds purchased................................        --     (3,425)
     Short-term borrowings..................................     5,637     10,000
  Proceeds from the issuance long-term debt.................        --        310
  Repayment of long-term debt...............................    (8,656)    (1,015)
  Cash dividends paid on Series B Preferred Stock...........       (33)        --
  Proceeds from issuance of trust preferred securities......     1,140         --
  Proceeds from the issuance of Series B Preferred Stock....       950         --
                                                              --------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    28,732     13,584
                                                              --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     2,877      1,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,184      7,881
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 12,061   $  9,390
                                                              ========   ========
Supplementary disclosures of cash flow information
  Cash paid during period for
     Interest...............................................  $  2,025   $  1,738
     Income taxes...........................................  $     --   $     90

                See accompanying notes and accountants' report.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                                    ACCUMULATED
                                                                                       OTHER
                                         PREFERRED   COMMON   CAPITAL   RETAINED   COMPREHENSIVE
                                           STOCK     STOCK    SURPLUS   EARNINGS   INCOME (LOSS)    TOTAL
                                         ---------   ------   -------   --------   -------------   -------
BALANCE AT DECEMBER 31, 2000...........    $ --       $  1    $5,733     $5,002        $(108)      $10,628
Sale of Series B Preferred Stock.......      --         --       950         --           --           950
Comprehensive income
  Net income...........................      --         --        --        455           --           455
  Change in net unrealized gain (loss)
     on securities available for sale,
     net of taxes......................      --         --        --         --          249           249
                                                                                                   -------
          Total comprehensive income...                                                                704
Dividends declared on Series B
  Preferred Stock......................      --         --        --        (33)          --           (33)
                                           ----       ----    ------     ------        -----       -------
BALANCE AT MARCH 31, 2001..............    $ --       $  1    $6,683     $5,424        $ 141       $12,249
                                           ====       ====    ======     ======        =====       =======

                See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

     Front Range Capital Corporation (the Company) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the "Bank"). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The income reported for the 2001 period is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE B -- ACCOUNTING POLICIES

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2001.

NOTE C -- EARNINGS PER COMMON SHARE

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

     Earnings per common share have been computed based on the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................   $  465     $  322
Less preferred stock dividends..............................       33         --
                                                               ------     ------
Net income applicable to common stock.......................   $  432     $  322
                                                               ======     ======
Average number of common shares outstanding.................    1,327      1,327
Effect of dilutive convertible preferred....................       11         11
                                                               ------     ------
Average number of common shares outstanding used to
  calculate diluted earnings per common share...............    1,338      1,338
                                                               ======     ======

NOTE D -- RECENT ACCOUNTING PRONOUNCEMENT

     Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS No. 140) is effective for transfers occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. Such risks and uncertainties may include, but are not limited to, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general national or regional economic conditions,; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth herein and therein is not a guarantee of future performance and should be carefully considered when evaluating the business prospects of the Company and the Bank.

I. COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

     During the first quarter of 2001, the Company's total assets increased by $29.9 million or 13.8% to $247.2 million at March 31, 2001 from $217.4 million at December 31, 2000. The increase was the result of growth in loans, net of unearned income, of $26.9 million or 15.9% to $195.8 million at March 31, 2001 compared to $168.9 million at December 31, 2000. Strong loan demand, primarily in the real estate sector, combined with the Company's repurchase of approximately $16.0 million in loans previously sold to other financial institutions, contributed to this increase in loans. An increase in deposits helped fund the Company's loan growth. Federal funds sold increased $4.6 million in the first quarter of 2001 from $0.00 at December 31, 2000, while securities available for sale decreased by 156,000 over the first quarter of 2001 to $24.7 million, from $24.8 million at December 31, 2000.

     Total deposits increased $29.7 million or 16.6% to $208.6 million at March 31, 2001, compared to $178.9 million at December 31, 2000. Almost all of these deposits, which increased over the first quarter of 2001, were interest-bearing deposits, of which $16.0 million consisted of brokered certificates of deposit. Total other borrowed funds, which includes short-term borrowings, long-term debt and Company obligated trust preferred securities, decreased $1.8 million to $23.9 million for the three months ended March 31, 2001 compared to $25.7 million at December 31, 2000.

     Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an adequate level commensurate with management's assessment of the credit risk inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management considers factors such as the historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, evaluation of the loan portfolio through our internal loan review process and other relevant factors.

     During the first three months of 2001, in order to accommodate the overall growth in the loan portfolio, the allowance for loan losses was increased by $102,000 for a balance at March 31, 2001, of $2.1 million compared to $1.9 million at December 31, 2000.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net income for the three months ended March 31, 2001 was $455,000, an increase of $133,000 or 41.3% from $322,000 for the same period in 2000. This increase in earnings was due to an increase in net interest income resulting from growth in loans.

     Diluted earnings per share increased 33.3% to $.32 per share for the first three months of 2001 compared to $.24 per share for the same period in 2000.

     The annualized return on average assets for the three months ended March 31, 2001 and 2000 was .77% and .73%, respectively. Return on average shareholders' equity on an annualized basis for the first three months of 2001 and 2000 was 15.95% and 17.57%, respectively. Return on average shareholders' equity decreased as shareholders' equity increased over the same period.

III. NET INTEREST INCOME

     The Company's primary source of operating income is net interest income, which is the difference between interest income and interest expense. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities, and other interest-earning assets, which include federal funds sold and interest bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

     Net interest income for the three months ended March 31, 2001 was $2.7 million, a 22.6% increase over the net interest income for the three months ended March 31, 2000, which was $2.2 million. This increase is attributable to a $57.1 million increase in loans, from $138.7 million at March 31, 2000 to $195.8 million at March 31, 2001, accompanied by an increase in the average rate earned on interest-earning assets to 9.96% from 9.93% for the three months ended March 31, 2001 and 2000, respectively. This rate earned remained relatively stable because Federal Reserve actions to reduce short-term interest rates during the first quarter of 2001 were offset by an increase in the percentage of loans as a portion of total interest-earning assets.

     The average interest rate incurred on interest-bearing liabilities for the three-month period in 2001 was 5.34% compared to 4.67% for the same period in 2000. Average interest-bearing liabilities were $189.9 million in the first quarter of 2001 and $140.5 million in the first quarter of 2000. This increase was due in part to the Company's increased reliance on certificates of deposit as a source of funds, which typically require higher interest rate payments than do traditional deposits. Certificates of deposit increased $45.3 million or 103.4% to $89.1 million at March 31, 2001 from $43.8 million at March 31, 2000. The average interest rate was further increased by the Company's issuance of $9.2 million of 11% cumulative redeemable trust preferred securities. Due to these rising interest bearing expenses, the Company's net interest margin declined to 5.17% for the three months ended March 31, 2001 from 5.72% for the three months ended March 31, 2000.

IV. NON INTEREST INCOME

     Non-interest income for the three months ended March 31, 2001 was $465,000, an increase of $120,000 or 34.8% compared with $345,000 for the three months ended March 31, 2000. This increase was primarily due to a $57,000 increase in loan origination fees.

V. NON INTEREST EXPENSE

     Non-interest expense was $2.4 million for the three months ended March 31, 2001, an increase of $399,000 or 19.5% compared with $2.0 million for the three months ended March 31, 2000. This increase was due primarily to increases in salaries and employee benefits of $332,000 or 29.8% to $1.4 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. The Company added 28 employees bringing the total number of employees at March 31, 2001 to 116 compared to 88 employees at March 31, 2000.

VI. CAPITAL

     Stockholders' equity increased to $12.3 million at March 31, 2001 from $10.6 million at December 31, 2000, an increase of $1.7 million or 16.0%. This increase was primarily due to the sale of 950 shares of 2000 Series B Preferred Stock to accredited investors in the aggregate amount of $950,000. These stock sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. Net income for the first three months of 2001 was $455,000.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on "risk-weighted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted assets ratio of four percent. The Company's risk-weighted capital ratios for total and Tier 1 capital at March 31, 2001 were 10.7% and 6.1%, respectively. The Company's total and Tier 1 capital ratios at December 31, 2000 were 10.7% and 6.6%, respectively.

                                    PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES

     On February 9, 2001, the Company issued 750 shares of its 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $750,000. At the time of the sales, each of the purchasers was an accredited investor as that term is defined by Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 2000 Series B Preferred Stock was sold in reliance on the exemptions contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     On March 5, 2001, the Company issued 200 shares of its 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $200,000. At the time of the sales, each of the purchasers was an accredited investor as that term is defined by Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act. The 2000 Series B Preferred Stock was sold in reliance on the exemptions contained in
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM S-8

     (a) Exhibits

     The following documents are filed as exhibits to this Report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1**         -- Articles of Incorporation of Front Range Capital
                            Corporation
           3.2*          -- Bylaws of Front Range Capital Corporation
           4.1*          -- Form of Indenture by and between Front Range Capital
                            Corporation and Wilmington Trust Company
           4.2*          -- Form of Subordinated Debenture (included as an exhibit to
                            Exhibit 4.1 to the Registrant's Registration Statement)
           4.3*          -- Certificate of Trust of Front Range Capital Trust I, as
                            amended and restated
           4.4*          -- Trust Agreement between Front Range Capital Corporation,
                            Wilmington Trust Company and the Administrative Trustees
                            named therein
           4.5*          -- Form of Amended and Restated Trust Agreement between
                            Front Range Capital Corporation and Wilmington Trust
                            Company and the Administrative Trustees named therein

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.6*          -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's
                            Registration Statement.)
           4.7*          -- Form of Trust Preferred Securities Guarantee Agreement
                            between Front Range Capital Corporation and Wilmington
                            Trust Company
           4.8*          -- Revised Form of Agreement of Expenses and Liabilities
                            (included as an exhibit to Exhibit 4.5 of the
                            Registrant's Registration Statement.)
          10.1*          -- Lease Agreement between Lafayette State Bank and Fruehauf
                            Investments Ltd.
          10.2*          -- Lease Agreement between Heritage Bank and 901 Walnut
                            Street, LLC
          10.3*          -- Amendment and Restatement of Executive Retirement Plan of
                            Heritage Bank
          10.4*          -- Indexed Salary Continuation Plan of Heritage Bank
          10.5*          -- Flexible Premium Life Insurance Endorsement Method Split
                            Dollar Plan Agreement
          23.1           -- Consent of Fortner, Bayens, Levkulich and Co., P.C.
          23.2*          -- Consent of Rothgerber, Johnson & Lyons LLP (included in the opinion filed as Exhibit 5.1 of the Registrant's
                            Registration Statement.)
          23.3*          -- Consent of Morris, James, Hitchens & Williams LLP
                            (included in the opinion filed as Exhibit 5.2 of the
                            Registrant's Registration Statement.)
          23.4*          -- Consent of Rothgerber, Johnson & Lyons LLP (included in the opinion filed as Exhibit 8.1 of the Registrant's
                            Registration Statement.)

---------------

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.

     (b) Reports on Form 8-K

     None

     (c) Reports on form S-8

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 14th day of May, 2001.

                                            FRONT RANGE CAPITAL CORPORATION
                                            (Registrant)

                                            By:   /s/ ROBERT L. BEAUPREZ
                                              ----------------------------------
                                              Robert L. Beauprez
                                              Chairman of the Board and
                                                President
                                              (principal executive officer)

                                            By:      /s/ ALICE M. BIER
                                              ----------------------------------
                                              Alice M. Bier
                                              Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1**         -- Articles of Incorporation of Front Range Capital
                            Corporation
           3.2*          -- Bylaws of Front Range Capital Corporation
           4.1*          -- Form of Indenture by and between Front Range Capital
                            Corporation and Wilmington Trust Company
           4.2*          -- Form of Subordinated Debenture (included as an exhibit to
                            Exhibit 4.1 to the Registrant's Registration Statement)
           4.3*          -- Certificate of Trust of Front Range Capital Trust I, as
                            amended and restated
           4.4*          -- Trust Agreement between Front Range Capital Corporation,
                            Wilmington Trust Company and the Administrative Trustees
                            named therein
           4.5*          -- Form of Amended and Restated Trust Agreement between
                            Front Range Capital Corporation and Wilmington Trust
                            Company and the Administrative Trustees named therein
           4.6*          -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's
                            Registration Statement.)
           4.7*          -- Form of Trust Preferred Securities Guarantee Agreement
                            between Front Range Capital Corporation and Wilmington
                            Trust Company
           4.8*          -- Revised Form of Agreement of Expenses and Liabilities
                            (included as an exhibit to Exhibit 4.5 of the
                            Registrant's Registration Statement.)
          10.1*          -- Lease Agreement between Lafayette State Bank and Fruehauf
                            Investments Ltd.
          10.2*          -- Lease Agreement between Heritage Bank and 901 Walnut
                            Street, LLC
          10.3*          -- Amendment and Restatement of Executive Retirement Plan of
                            Heritage Bank
          10.4*          -- Indexed Salary Continuation Plan of Heritage Bank
          10.5*          -- Flexible Premium Life Insurance Endorsement Method Split
                            Dollar Plan Agreement
          23.1           -- Consent of Fortner, Bayens, Levkulich and Co., P.C.
          23.2*          -- Consent of Rothgerber, Johnson & Lyons LLP (included in the opinion filed as Exhibit 5.1 of the Registrant's
                            Registration Statement.)
          23.3*          -- Consent of Morris, James, Hitchens & Williams LLP
                            (included in the opinion filed as Exhibit 5.2 of the
                            Registrant's Registration Statement.)
          23.4*          -- Consent of Rothgerber, Johnson & Lyons LLP (included in the opinion filed as Exhibit 8.1 of the Registrant's
                            Registration Statement.)

---------------

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.