Form 10QSB
period 2001-06-30
FRONT RANGE CAPITAL CORP
filed 2001-08-13
CIK 813964

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 333-0028

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of Registrant's classes of common stock, as of August 13, 2001, was 1,327,744 shares of Common Stock, $.001 par value.

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

June 30, 2001

                        FRONT RANGE CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
  and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of June 30, 2001, and the related interim consolidated statements of income and comprehensive income for the three-month and six-month periods then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
July 25, 2001

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS


Cash and due from banks.....................................   $  8,823       $  9,091
Interest-bearing deposits in banks..........................         62             93
                                                               --------       --------
          Cash and cash equivalents.........................      8,885          9,184
Securities available for sale...............................     29,769         24,833
Federal Home Loan Bank stock and Federal Reserve Bank stock,
  at cost...................................................      2,193          1,464
Loans, net of unearned income...............................    210,603        168,851
Less allowance for loan losses..............................     (2,214)        (1,949)
                                                               --------       --------
          Net loans.........................................    208,389        166,902
Foreclosed assets...........................................        108            121
Premises and equipment, net.................................      7,690          7,884
Accrued interest receivable.................................      1,328          1,243
Deferred income taxes.......................................        896            963
Other assets................................................      5,277          4,765
                                                               --------       --------
                                                               $264,535       $217,359
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing....................................   $ 37,302       $ 33,095
     Interest-bearing.......................................    175,326        145,799
                                                               --------       --------
          Total deposits....................................    212,628        178,894
  Other short-term funds borrowed...........................        600          9,000
  Federal funds purchased...................................      7,725             --
  Income taxes payable......................................         70            335
  Long-term debt............................................     19,137          8,681
  Accrued interest payable..................................        840            505
  Other liabilities.........................................      1,224          1,316
                                                               --------       --------
          Total liabilities.................................    242,224        198,731
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely Junior
  Subordinated Debentures...................................      9,200          8,000
Stockholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001
     par value; issued 36,670 and 21,670 shares.............         --             --
  Common stock, authorized 200,000,000 shares of $.001 par
     value; 1,327,744 shares issued and outstanding.........          1              1
  Capital surplus...........................................      7,233          5,733
  Retained earnings.........................................      5,848          5,002
  Accumulated other comprehensive income (loss).............         29           (108)
                                                               --------       --------
                                                                 13,111         10,628
                                                               --------       --------
                                                               $264,535       $217,359
                                                               ========       ========

                See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS        SIX MONTHS
                                                            ENDED JUNE 30,     ENDED JUNE 30,
                                                            ---------------   ----------------
                                                             2001     2000     2001      2000
                                                            ------   ------   -------   ------
Interest and dividend income
  Loans, including fees...................................  $5,119   $3,847   $10,019   $7,360
  Investment securities
     Taxable..............................................     267      249       495      491
     Non-taxable..........................................     111      118       220      217
  Dividends...............................................      35       27        67       49
  Federal funds sold and other............................      19        1        25        1
                                                            ------   ------   -------   ------
          Total interest income...........................   5,551    4,242    10,826    8,118
Interest expense
  Deposits................................................   1,934    1,426     3,887    2,662
  Federal funds purchased.................................      79      101       154      226
  Other short-term funds borrowed.........................      10       47       114       47
  Long-term debt..........................................     209      311       335      592
  Trust preferred securities..............................     267       --       548       --
                                                            ------   ------   -------   ------
          Total interest expense..........................   2,499    1,885     5,038    3,527
                                                            ------   ------   -------   ------
Net interest income.......................................   3,052    2,357     5,788    4,591
Provision for loan losses.................................     203       64       306      136
                                                            ------   ------   -------   ------
Net interest income after provision for loan losses.......   2,849    2,293     5,482    4,455
Noninterest income
  Customer service fees...................................     193      210       388      409
  Loan origination fees...................................     180       56       302      121
  Gain on sale of available for sale securities...........      --       --         5       --
  Other...................................................     136       81       279      162
                                                            ------   ------   -------   ------
          Total noninterest income........................     509      347       974      692
Noninterest expense
  Salaries and employee benefits..........................   1,498    1,125     2,943    2,238
  Occupancy expense.......................................     256      226       519      398
  Furniture and equipment.................................     190      159       364      298
  Data processing.........................................     150      180       279      289
  Other...................................................     599      407     1,029      926
                                                            ------   ------   -------   ------
          Total noninterest expense.......................   2,693    2,097     5,134    4,149
                                                            ------   ------   -------   ------
Income before income taxes................................     665      543     1,322      998
Income tax expense........................................     196      150       398      289
                                                            ------   ------   -------   ------
NET INCOME................................................  $  469   $  393   $   924   $  709
                                                            ======   ======   =======   ======
EARNINGS PER SHARE
  Basic...................................................  $ 0.32   $ 0.30   $  0.64   $ 0.53
                                                            ======   ======   =======   ======
  Diluted.................................................  $ 0.31   $ 0.29   $  0.62   $ 0.53
                                                            ======   ======   =======   ======

                See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                               THREE MONTHS      SIX MONTHS
                                                              ENDED JUNE 30,   ENDED JUNE 30,
                                                              --------------   ---------------
                                                               2001    2000     2001     2000
                                                              ------   -----   -------   -----
NET INCOME..................................................  $ 469    $393    $  924    $709
OTHER COMPREHENSIVE INCOME
  Unrealized (depreciation) appreciation on available for
     sale securities, net of income taxes...................  $(112)   $ 90    $  137    $115
                                                              -----    ----    ------    ----
COMPREHENSIVE INCOME........................................  $ 357    $483    $1,061    $824
                                                              =====    ====    ======    ====

                See accompanying notes and accountants' report.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30,
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  1,084   $    379
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available for sale securities
     Sales..................................................     4,815        600
     Maturities, prepayments and calls......................     2,258        464
     Purchases..............................................   (12,530)    (4,004)
  Purchase of Federal Home Loan Bank and Federal Reserve
     Bank stock.............................................        --         --
  Loan originations and principal collections, net..........   (41,793)   (12,112)
  Additions to premises and equipment.......................      (223)    (1,197)
  Proceeds from sale of foreclosed assets...................        13         --
                                                              --------   --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (47,460)   (16,249)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided (used) by
     Deposits...............................................    33,734     15,368
     Federal funds purchased................................     7,725     (5,600)
     Short-term borrowings..................................    (8,400)        --
  Proceeds from the issuance long-term debt.................    19,112     10,310
  Repayment of long-term debt...............................    (8,656)    (2,165)
  Cash dividends paid on Series B Preferred Stock...........       (78)        --
  Proceeds from issuance of trust preferred securities......     1,140         --
  Proceeds from the issuance of Series B Preferred Stock....     1,500         --
                                                              --------   --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    46,077     17,913
                                                              --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................      (299)     2,043
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,184      7,881
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  8,885   $  9,924
                                                              ========   ========
Supplementary disclosures of cash flow information
  Cash paid during period for
     Interest...............................................  $  4,719   $  3,513
     Income taxes...........................................  $    296   $    267

                See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     Front Range Capital Corporation (the "Company") was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the Bank). In connection with the offering of cumulative trust preferred securities in December of 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Heritage Bank and Front Range Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB.

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

NOTE B -- ALLOWANCE FOR LOAN LOSSES

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral.

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

NOTE C -- RESULTS OF OPERATIONS

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE D -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS changes the accounting for goodwill from an amortization method to an impairment-only method. Instead of amortization, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. At June 30, 2001, goodwill on the Company's

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES books totaled $128,168. However, management does not believe that the effects of these new standards will have a material impact on the Company's financial statements.

     There have been no other material changes in accounting policies used by the Company during the three and six month periods ended June 30, 2001.

NOTE E -- EARNINGS PER COMMON SHARE

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

     Earnings per common share have been computed based on the following:

                                                      THREE MONTHS       SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     ---------------   ---------------
                                                      2001     2000     2001     2000
                                                     ------   ------   ------   ------
                                                              (IN THOUSANDS)
Net income.........................................  $  469   $  393   $  924   $  709
Less preferred stock dividends.....................      45       --       78       --
                                                     ------   ------   ------   ------
Net income applicable to common stock..............  $  424   $  393   $  846   $  709
                                                     ======   ======   ======   ======
Average number of common shares outstanding........   1,327    1,327    1,327    1,327
Effect of dilutive convertible preferred...........      37       11       37       11
                                                     ------   ------   ------   ------
Average number of common shares outstanding used to
  calculate diluted earnings per common share......   1,364    1,338    1,364    1,338
                                                     ======   ======   ======   ======

NOTE F -- LOAN PORTFOLIO

     A summary of the balances of loans in the loan portfolio is a follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Real estate -- construction.................................  $ 61,828     $ 47,655
Real estate -- commercial...................................    59,891       41,736
Real-estate -- residential..................................    51,555       44,499
Commercial..................................................    31,626       29,423
Consumer....................................................     6,615        6,358
                                                              --------     --------
                                                               211,515      169,671
Less unearned income........................................      (912)        (820)
                                                              --------     --------
          Loans, net........................................  $210,603     $168,851
                                                              ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. Such risks and uncertainties include, but are not limited to, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general national and regional economic conditions; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth herein and therein is not a guarantee of future performance, operating results or financial condition and should be carefully considered when evaluating the business prospects of the Company and the Bank.

I. COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

     During the first six months of 2001, the Company's total assets increased by $47.2 million or 21.7% to $264.5 million at June 30, 2001 from $217.4 million at December 31, 2000. The increase was primarily the result of loan growth, net of unearned income, of $41.8 million or 24.7% to $210.6 million at June 30, 2001 compared to $168.9 million at December 31, 2000. Strong loan demand, primarily in the real estate sector, combined with the Company's repurchase of approximately $16.0 million in loans previously sold to other financial institutions, contributed to this increase in loans. An increase in deposits and long-term debt funded the Company's loan growth. Securities available for sale also grew by $4.9 million or 20.0% to $29.8 million at June 30, 2001 from $24.9 million at December 31, 2000.

     The Company's liabilities are comprised of deposits and other borrowed funds. Total deposits increased $33.7 million or 18.9% to $212.6 million at June 30, 2001, compared to $178.9 million at December 31, 2000. The increase over the six-month period was due largely to growth of interest-bearing deposits. Total other borrowed funds, which includes short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $3.3 million to $28.9 million for the six months ended June 30, 2001 compared to $25.7 million at December 31, 2000. During this period, short-term funds borrowed decreased $8.4 million or 93.3% to $600,000 at June 30, 2001 from $9.0 million at December 31, 2000. However, long-term debt increased $10.5 million, an increase of 120.4% to $19.1 million at June 30, 2001 from $8.7 million at December 31, 2000. This increase in long-term debt was necessary to fund growth in the loan portfolio. In addition, the Company increased its long-term debt and reduced its short-term debt in order to take advantage of favorable interest rates on certain long-term debt instruments.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net income for the three months ended June 30, 2001 was $469,000, an increase of $76,000 or 19.3% from $393,000 for the same period in 2000. This increase in earnings was due to substantial loan growth between the periods resulting in increased net interest income.

     Diluted earnings per share increased 3.7% to $.31 per share for the three month period ended June 30, 2001, compared to $.29 per share for the same period in 2000.

     The annualized return on average assets for the three months ended June 30, 2001 and 2000 was .70% and .77%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30 2001 and 2000 was 14.80% and 19.54%, respectively. Return on average shareholders' equity decreased as shareholders' equity increased over the same period.

III. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Net income for the six months ended June 30, 2001 was $924,000, an increase of $215,000 or 30.3% from the same period in 2000. This increase in earnings between the periods was due to an increase in net interest income resulting from growth in loans. Salaries and employee benefits increased $705,000 or 31.5% to $2.9 million for the six month period ended June 30, 2001, from $2.2 million for the same period in 2000.

     Diluted earnings per share increased 17.0% to $.62 per share for the six months ended June 30, 2001 compared to $.53 per share for the same period in 2000.

     The annualized return on average assets for the six months ended June 30, 2001 and 2000 was .76% and .77%, respectively. Return on average shareholders' equity on an annualized basis for the six-month period ended June 30, 2001 and 2000 was 15.40% and 18.06%, respectively. Return on average shareholders' equity decreased as shareholders' equity increased over the same period.

IV. NET INTEREST INCOME

     The Company's primary source of operating income is interest income. Net interest income is the difference between interest income and interest expense. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities, and other interest-earning assets, which include Federal funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

     Net interest income for the three months ended June 30, 2001 was $3.1 million, a 29.5% increase over the net interest income for the three-month period ended June 30, 2000, which was $2.4 million. Net interest income for the six months ended June 30, 2001 was $5.8 million, a $1.2 million or 26.1% increase over the net interest income for the six-month period ended June 30, 2000, which was $4.6 million. These net interest income increases are attributable to an increase in loans to $210.6 million at June 30, 2001 from $168.9 million at June 30, 2000 despite an accompanying decrease in the average rate earned on interest-earning assets to 9.41% from 9.83% for the three months ended June 30, 2001 and 2000, respectively; and to 9.62% from 10.03% for the six months ended June 30, 2001 and 2000, respectively. The average interest rate earned on interest-earning assets decreased in part due to Federal Reserve actions to reduce short-term interest rates during the first two quarters of 2001. Nonetheless, these decreases were offset by an increase in the percentage of loans as a portion of total interest-earning assets.

     The average interest rate incurred on interest-bearing liabilities for the three-month period ended June 30, 2001 and 2000 was 4.80% and 4.97% respectively on average interest-bearing liabilities of $207.6 million in 2001 and $149.1 million in 2000. The average interest rate incurred on interest-bearing liabilities for the six-month period ended June 30, 2001 and 2000 was 5.06% and 4.84% respectively on average interest-bearing liabilities of $195.4 million in 2001 and $149.5 million in 2000. The Company's net interest margin declined to 5.17% from 5.46% for the three months ended June 30, 2001 and 2000 respectively; and 5.15% from 5.67% for the six months ended June 30, 2001 and 2000 respectively.

V. PROVISION FOR LOAN LOSSES

     Management makes periodic provisions to the allowance for loan losses in order to maintain the allowance for loan losses at an adequate level commensurate with management's assessment of the credit risk inherent in the loan portfolio. In determining the adequacy of the allowance for loan losses, management considers factors such as the historical loan loss experience, the amount of non-performing loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, evaluation of the loan portfolio through the Company's internal loan review process and other relevant factors.

     The Company charged $203,000 to Provision for Loan Losses in the three-months ended June 30, 2001 and $64,000 for the same period in 2000. The Company charged $306,000 to Provision for Loan Losses in the six-months ended June 30, 2001 and $136,000 for the same period in 2000. These increases in the Provision for Loan Losses were allocated in order to accommodate the overall growth in the loan portfolio. The ratio of loan loss reserve to total loans was 1.05% at June 30, 2001 and 1.07% at June 30, 2000.

VI. ASSET QUALITY AND NON-PERFORMING LOANS

     Asset quality relates to the composition of loans in the loan portfolio that are classified as non-performing loans. Non-performing loans are nonaccrual loans, loans accruing 90 days or more past due, restructured loans and other real estate owned (OREO). Loans are placed on nonaccrual status and cease accruing interest, when, in management's opinion, there is an indication that the borrower may be unable to meet payment obligations when they become due. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed. Delinquent real estate loans are reclassified as OREO when the Company takes title to the property securing the loan, either through foreclosure or upon receipt of a deed in lieu of foreclosure. The loan is then reclassified on the balance sheet as OREO at the lesser of fair market value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

     Non-accrual loans equaled $128,000 at June 30, 2001, which was .06% of total loans and $0.00 at December 31, 2000, which was then 0.00% of total loans. Other loans 90 days or more past due equaled $0.00 at June 30, 2001, which was 0.00% of total loans and $0.00 at December 31, 2000, which was then 0.00% of total loans. Other real estate owned equaled $108,000 at June 30, 2001, which was .05% of total loans and $121,000 at December 31, 2000, which was then .07% of total loans. Total non-performing assets equaled $236,000 at June 30, 2001, which was .11% of total loans and $121,000 at December 31, 2000 which was then
 .07% of total loans.

VII. NON-INTEREST INCOME

     Non-interest income was $509,000 generated for the three months ended June 30, 2001; an increase of $162,000 or 46.7% compared with $347,000 for the three months ended June 30, 2000. This increase was primarily due to a $124,000 increase in loan origination fees. Non-interest income was $974,000 generated for the six months ended June 30, 2001; an increase of $282,000 or 40.8% compared with $692,000 for the six months ended June 30, 2000. This increase was primarily due to a $181,000 increase in loan origination fees during that period.

VIII. NON-INTEREST EXPENSE

     Non-interest expense was $2.7 million for the three months ended June 30, 2001; an increase of $596,000 or 28.4% compared to $2.1 million for the three months ended June 30, 2000. This increase was due primarily to an increase in salaries and employee benefits expenses by $373,000 or 33.2% to $1.5 million for the three months ended June 30, 2001, from $1.1 million for the three months ended June 30, 2000. Non-interest expense was $5.1 million for the six months ended June 30, 2001; an increase of $1.0 million or 23.7% compared with $4.1 million for the six months ended June 30, 2000. This increase was primarily a result of salaries and employee benefits increasing by $705,000 or 31.5% to $2.9 million for the six months ended June 30, 2001, from $2.2 million for the same period in 2000. This increase in employee salaries and benefits was due mainly to the addition of 23 full-time or full-time equivalent employees bringing the total number of employees at June 30, 2001 to 120 compared to 97 employees at June 30, 2000.

IX. LIQUIDITY

     Liquidity, as it relates to the banking industry, generally refers to the ability to obtain funds to meet loan commitments, to purchase loan participations, to purchase overnight investments (such as federal funds sold) and to meet other commitments. Principal sources of liquid funds for the Company include cash, maturities of investment securities, maturities of loans, collections on loans, increased deposits and temporary borrowings. Management believes the Company has adequate resources to fund all its commitments and to enable it to meet its operating needs.

X. CAPITAL

     Stockholders' equity increased to $13.1 million at June 30, 2001 from $10.6 million at December 31, 2000, an increase of $2.5 million or 23.4%. This increase was due to the sale of 1,500 shares of 2000 Series B Preferred Stock to accredited investors in the aggregate amount of $1,500,000. The sale of 950 shares of Series B Preferred Stock occurred in the first three months of 2001 and the sale of the remaining 550 shares of Series B Preferred Stock occurred in the second three months of 2001.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on "risk-weighted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted capital ratio of four percent. In addition, bank holding companies must maintain a minimum leverage ratio, which is calculated by dividing Tier 1 capital by average total consolidated assets, of 4.0% (3.0% for some bank holding companies not experiencing substantial growth). The Company's risk-weighted capital ratios for Total and Tier 1 capital at June 30, 2001 were 10.5% and 6.0%, respectively and its leverage ratio was 5.4%. The Company's Total and Tier 1 capital ratios at December 31, 2000 were 10.7% and 6.6%, respectively and its leverage ratio was 6.0%.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     On April 30, 2001, the Company issued 500 shares of its Series B Preferred Stock to one purchaser at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $500,000. At the time of the sale, the purchaser was an accredited investor as that term is defined by Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was sold in reliance on the exemptions contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     On June 5, 2001, the Company issued 50 shares of its Series B Preferred Stock to one purchaser at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $50,000. At the time of the sale, the purchaser was an accredited investor as that term is defined by Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was sold in reliance on the exemptions contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On May 23, 2001, the Company held its Annual Meeting of shareholders. At the Annual Meeting, 1,059,643 shares of common stock of the Company were present at the meeting in person or by proxy. This number of shares represented a quorum of the shares entitled to vote at the meeting.

     The following matter was submitted to a vote of the shareholders:

          Election of 8 persons as members of the Board of Directors: By unanimous vote of the shares present at the Annual Meeting in person or by proxy, the following directors were elected. A summary of votes cast for each nominee is set forth below:

                                                           VOTES      VOTES      VOTES
NOMINEE                                                     FOR      AGAINST   ABSTAINING
-------                                                  ---------   -------   ----------
Claudia A. Beauprez....................................  1,059,643       --         --
Robert L. Beauprez.....................................  1,059,643       --         --
Victor Freuhauf........................................  1,059,643       --         --
Larry W. Gibson........................................  1,059,643       --         --
William G. Hofgard.....................................  1,059,643       --         --
Donald E. Imel.........................................  1,059,643       --         --
W. Bruce Joss..........................................  1,059,643       --         --
Robert Lathrop.........................................  1,059,643       --         --

     There were no other matters submitted to a vote of the shareholders at the Annual Meeting.

ITEM 5. OTHER INFORMATION

     On May 16, 2001, the Board of Directors of Heritage Bank created a new division of the Bank called Heritage Investments. Through Heritage Investments and a relationship with AFS, Inc., a broker-dealer, Heritage Bank is able to offer securities and fixed annuity products to its customers.

  Subsequent Material Events

     On July 11, 2001, Heritage Bank entered into a sublease agreement with eStarcom, Inc., as Sublessor and Columbine West LLC, Landlord, for the sublease of approximately 3,579 square feet located at 400 S. McCaslin Blvd, Suite 211, Louisville, Colorado ("Sublease"). The Sublease commenced August 1,

2001 and terminates on April 30, 2003. The monthly rental is $6,410.00 per month plus increases in the Sublessor's share of operating expenses, which are defined in the Sublease.

     Heritage Bank has also entered into a lease with Columbine West , LLC ("Lease") for a lease on the same property to come into effect when the Sublease terminates. The Lease will commence May 1, 2003 and will terminate October 31, 2003. Upon expiration of the Lease, Heritage Bank has an option to renew the Lease for one additional 6 month term. The monthly rental on the Lease will be base rent of $4,921.13 plus the tenant's share of operating expenses, which are estimated for the year 2001 to be $6.80 per square foot.

     Neither the Lease nor the Sublease changes the location, address or telephone number of the corporate offices of the Company, but administrative offices of Heritage Bank have been moved to 400 McCaslin Blvd, Louisville, Colorado 80027. The telephone number is (720) 890-8053.

     On July 18, 2001, pursuant the Articles of Incorporation, as amended, the Board of Directors increased the number of authorized directors from 8 to 10 directors and appointed Ed Kanemoto and Wil Armstrong to fill the vacancies created by the increase in the number of directors. Mr. Kanemoto and Mr. Armstrong will serve on the board of directors until the next annual meeting of shareholders, where their successors will be elected and qualified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM S-8

     (a) Exhibits.  The following documents are filed as exhibits to this
Report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1**          -- Articles of Incorporation of Front Range Capital
                            Corporation
          3.2*           -- Bylaws of Front Range Capital Corporation
          4.1*           -- Form of Indenture by and between Front Range Capital
                            Corporation and Wilmington Trust Company
          4.2*           -- Form of Subordinated Debenture (included as an exhibit to
                            Exhibit 4.1 to the Registrant's Registration Statement)
          4.3*           -- Certificate of Trust of Front Range Capital Trust I, as
                            amended and restated
          4.4*           -- Trust Agreement between Front Range Capital Corporation,
                            Wilmington Trust Company and the Administrative Trustees
                            named therein
          4.5*           -- Form of Amended and Restated Trust Agreement between
                            Front Range Capital Corporation and Wilmington Trust
                            Company and the Administrative Trustees named therein
          4.6*           -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's
                            Registration Statement)
          4.7*           -- Form of Trust Preferred Securities Guarantee Agreement
                            between Front Range Capital Corporation and Wilmington
                            Trust Company
          4.8*           -- Revised Form of Agreement of Expenses and Liabilities
                            (included as an exhibit to Exhibit 4.5 of the
                            Registrant's Registration Statement)
         10.1            -- SubLease Agreement between Heritage Bank and eStarcom,
                            Inc.
         10.2            -- Lease Agreement between Heritage Bank and Columbine West
                            LLC.
         23.1            -- Consent of Fortner, Bayens, Levkulich and Co., P.C.

---------------

 * Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by this reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.

     (b) Reports on Form 8-K

     None

     (c) Reports on Form S-8

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 13th day of August, 2001.

                                            FRONT RANGE CAPITAL CORPORATION
                                            (Registrant)

                                            By:   /s/ ROBERT L. BEAUPREZ
                                               ---------------------------------
                                               Robert L. Beauprez
                                               Chairman of the Board and
                                               President (principal executive
                                               officer)

                                            By:      /s/ ALICE M. BIER
                                               ---------------------------------
                                               Alice M. Bier
                                               Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1**          -- Articles of Incorporation of Front Range Capital
                            Corporation
          3.2*           -- Bylaws of Front Range Capital Corporation
          4.1*           -- Form of Indenture by and between Front Range Capital
                            Corporation and Wilmington Trust Company
          4.2*           -- Form of Subordinated Debenture (included as an exhibit to
                            Exhibit 4.1 to the Registrant's Registration Statement)
          4.3*           -- Certificate of Trust of Front Range Capital Trust I, as
                            amended and restated
          4.4*           -- Trust Agreement between Front Range Capital Corporation,
                            Wilmington Trust Company and the Administrative Trustees
                            named therein
          4.5*           -- Form of Amended and Restated Trust Agreement between
                            Front Range Capital Corporation and Wilmington Trust
                            Company and the Administrative Trustees named therein
          4.6*           -- Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's
                            Registration Statement)
          4.7*           -- Form of Trust Preferred Securities Guarantee Agreement
                            between Front Range Capital Corporation and Wilmington
                            Trust Company
          4.8*           -- Revised Form of Agreement of Expenses and Liabilities
                            (included as an exhibit to Exhibit 4.5 of the
                            Registrant's Registration Statement)
         10.1            -- SubLease Agreement between Heritage Bank and eStarcom,
                            Inc.
         10.2            -- Lease Agreement between Heritage Bank and Columbine West
                            LLC.
         23.1            -- Consent of Fortner, Bayens, Levkulich and Co., P.C.

---------------

 * Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.