Form 10QSB
period 2001-09-30
FRONT RANGE CAPITAL CORP
filed 2001-11-13
CIK 813964

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarterly period                                  Commission File Number
ended September 30, 2001                                               333-40028

                         Front Range Capital Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-0970160
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado                        80027
---------------------------------------------------                        -----
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

                              YES     X         NO
                                   -------        -------

The number of shares outstanding of Registrant's classes of common stock, as of November 13, 2001, was 1,327,744 shares of Common Stock, $.001 par value.

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

         We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of September 30, 2001, and the related interim consolidated statements of income and comprehensive income for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.






                                      FORTNER, BAYENS, LEVKULICH & CO., P.C.

Denver, Colorado
October 11, 2001

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                                     September 30,      December 31,
                                                                                         2001               2000
                                                                                    ---------------    ---------------
                                                                                      (Unaudited)
                                    ASSETS
Cash and due from banks                                                             $        10,795    $         9,091
Interest-bearing deposits in banks                                                               64                 93
                                                                                    ---------------    ---------------
          Cash and cash equivalents                                                          10,859              9,184

Securities available for sale                                                                29,613             24,833
Federal Home Loan Bank stock and
  Federal Reserve Bank stock, at cost                                                         2,507              1,464

Loans, net of unearned income                                                               227,255            168,851
Less allowance for loan losses                                                               (2,453)            (1,949)
                                                                                    ---------------    ---------------
          Net loans                                                                         224,802            166,902

Foreclosed assets                                                                               108                121
Premises and equipment, net                                                                  13,887              7,884
Accrued interest receivable                                                                   1,591              1,243
Income taxes receivable                                                                         125                 --
Deferred income taxes                                                                           895                963
Other assets                                                                                  5,635              4,765
                                                                                    ---------------    ---------------

                                                                                    $       290,022    $       217,359
                                                                                    ===============    ===============
                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing                                                            $        40,898    $        33,095
     Interest-bearing                                                                       183,846            145,799
                                                                                    ---------------    ---------------
          Total deposits                                                                    224,744            178,894

  Other short-term funds borrowed                                                            15,000              9,000
  Federal funds purchased                                                                     3,550                 --
  Income taxes payable                                                                           --                335
  Long-term debt                                                                             20,419              8,681
  Accrued interest payable                                                                      889                505
  Other liabilities                                                                           1,540              1,316
                                                                                    ---------------    ---------------
          Total liabilities                                                                 266,142            198,731

Company obligated manditorily redeemable preferred securities of
  subsidiary trust holding solely Junior Subordinated Debentures                              9,200              8,000

Stockholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001 par
    value; issued 14,117 and 11,617 shares                                                       --                 --
  Common stock, authorized 200,000,000 shares of $.001 par
    value; 1,327,744 shares issued and outstanding                                                1                  1
  Capital surplus                                                                             8,233              5,733
  Retained earnings                                                                           6,209              5,002
  Accumulated other comprehensive income (loss)                                                 237               (108)
                                                                                    ---------------    ---------------
                                                                                             14,680             10,628
                                                                                    ---------------    ---------------

                                                                                    $       290,022    $       217,359
                                                                                    ===============    ===============


See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited, amounts in thousands, except per share data)

                                                            Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                          -----------------------   -----------------------
                                                             2001         2000         2001         2000
                                                          ----------   ----------   ----------   ----------
Interest and dividend income
  Loans, including fees                                   $    5,154   $    4,129   $   15,173   $   11,486
  Investment securities
    Taxable                                                      296          244          792          739
    Non-taxable                                                  111          117          331          334
  Dividends                                                       40           30          108           79
  Federal funds sold and other                                     1            4           26            2
                                                          ----------   ----------   ----------   ----------
          Total interest income                                5,602        4,524       16,430       12,640
Interest expense
  Deposits                                                     1,833        1,633        5,721        4,295
  Federal funds purchased                                         84           38          238          264
  Other short-term funds borrowed                                 29          162          143          153
  Long-term debt                                                 267          180          602          828
  Trust preferred securities                                     275           --          831           --
                                                          ----------   ----------   ----------   ----------
          Total interest expense                               2,488        2,013        7,535        5,540
                                                          ----------   ----------   ----------   ----------
Net interest income                                            3,114        2,511        8,895        7,100
Provision for loan losses                                        325          129          631          265
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for loan losses            2,789        2,382        8,264        6,835

Noninterest income
  Customer service fees                                          231          201          619          610
  Loan origination fees                                          212           39          514          194
  Gain on sale of available for sale securities                    8           --           13           --
  Other                                                          153          180          431          311
                                                          ----------   ----------   ----------   ----------
          Total noninterest income                               604          420        1,577        1,115
Noninterest expense
  Salaries and employee benefits                               1,549        1,290        4,492        3,528
  Occupancy expense                                              280          247          799          645
  Furniture and equipment                                        204          152          549          449
  Data processing                                                159          144          438          433
  Other                                                          620          441        1,668        1,361
                                                          ----------   ----------   ----------   ----------
          Total noninterest expense                            2,812        2,274        7,946        6,416
                                                          ----------   ----------   ----------   ----------
Income before income taxes                                       581          528        1,895        1,534
Income tax expense                                               165          118          563          409
                                                          ----------   ----------   ----------   ----------
NET INCOME                                                $      416   $      410   $    1,332   $    1,125
                                                          ==========   ==========   ==========   ==========
EARNINGS PER SHARE
  Basic                                                   $     0.28   $     0.31   $     0.91   $     0.85
                                                          ==========   ==========   ==========   ==========
  Diluted                                                 $     0.28   $     0.31   $     0.90   $     0.84
                                                          ==========   ==========   ==========   ==========


See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited, amounts in thousands)

                                                                  Three months ended        Nine months ended
                                                                     September 30,            September 30,
                                                               -----------------------   -----------------------
                                                                  2001         2000         2001         2000
                                                               ----------   ----------   ----------   ----------
NET INCOME                                                     $      416   $      410   $    1,332   $    1,125

OTHER COMPREHENSIVE INCOME
        Unrealized appreciation on available for sale
          securities, net of income taxes                             208          195          345          310
                                                               ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME                                           $      624   $      605   $    1,677   $    1,435
                                                               ==========   ==========   ==========   ==========

See accompanying notes and accountants' report.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine months ended September 30,
                        (Unaudited, amounts in thousands)

                                                                            2001          2000
                                                                         ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    1,466    $    1,678

CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available for sale securities
     Sales                                                                    6,418           600
     Maturities, prepayments and calls                                        2,858           959
     Purchases                                                              (13,521)       (4,118)
  Purchase of Federal Home Loan Bank and
     Federal Reserve Bank stock                                              (1,043)         (534)
  Loan originations and principal collections, net                          (58,531)      (23,574)
  Additions to premises and equipment                                        (6,656)       (1,435)
  Proceeds from sale of premises and equipment                                   19            --
  Proceeds from sale of foreclosed assets                                        13            --
                                                                         ----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES                             (70,443)      (28,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided (used) by
    Deposits                                                                 45,850        25,458
    Federal funds purchased                                                   3,550        (5,200)
    Short-term borrowings                                                     6,000         6,000
  Proceeds from the issuance long-term debt                                  11,950           750
  Repayment of long-term debt                                                  (212)       (1,180)
  Cash dividends paid on Series B Preferred Stock                              (126)           --
  Proceeds from issuance of trust preferred securities                        1,140            --
  Proceeds from the issuance of Series B Preferred Stock                      2,500            --
                                                                         ----------    ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          70,652        25,828
                                                                         ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       1,675          (596)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              9,184         7,881
                                                                         ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   10,859    $    7,285
                                                                         ==========    ==========

Supplementary disclosures of cash flow information
  Cash paid during period for
    Interest                                                             $    7,151    $    5,383
    Income taxes                                                         $      447    $      627


See accompanying notes and accountants' report.

NOTE A - BASIS OF PRESENTATION

         Front Range Capital Corporation (the "Company") was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the "Bank"). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Heritage Bank and Front Range Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. These financial statements should be read in conjunction with the Form 10-KSB.

         The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE B - ALLOWANCE FOR LOAN LOSSES

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

NOTE C - RESULTS OF OPERATIONS

         The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS changes the accounting for goodwill from an amortization method to an impairment-only method. Instead of amortization, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. At September, 30, 2001, goodwill on the Company's books totaled $126,819. However, management does not believe that these new standards will have a material impact on the Company's financial statements.

         There have been no other material changes in accounting policies used by the Company during the three and nine-month periods ended September 30, 2001.

NOTE E - EARNINGS PER COMMON SHARE

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

         Earnings per common share have been computed based on the following:

                                                  Three months ended     Nine Months Ended
                                                     September 30,         September 30,
                                                  ------------------     -----------------
                                                   2001        2000       2001       2000
                                                  ------      ------     ------     ------
                                                               (in thousands)
Net income                                        $  416      $  410     $1,332     $1,125
Less preferred stock dividends                        47          --        125         --
                                                  ------      ------     ------     ------

Net income applicable to common stock             $  369      $  410     $1,207     $1,125
                                                  ======      ======     ======     ======

Average number of common shares
  outstanding                                      1,327       1,327      1,327      1,327
Effect of dilutive convertible preferred              11          11         11         11
                                                  ------      ------     ------     ------

Average number of common shares
  outstanding used to calculate diluted
  earnings per common share                        1,338       1,338      1,338      1,338
                                                  ======      ======     ======     ======

NOTE F - LOAN PORTFOLIO

         A summary of the balances of loans in the loan portfolio is as follows:

                                   September 30,      December 31,
                                       2001              2000
                                   -------------      ------------
                                            (In thousands)
Real estate - construction         $      55,338      $     47,655
Real estate - commercial                  73,163            41,736
Real estate - residential                 60,177            44,499
Commercial                                32,836            29,423
Consumer                                   6,672             6,358
                                   -------------      ------------
                                         228,186           169,671

Less unearned income                        (931)             (820)
                                   -------------      ------------

         Loans, net                $     227,255      $    168,851
                                   =============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. Such risks and uncertainties include, but are not limited to, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general national and regional economic conditions; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth therein is not a guarantee of future performance, operating results or financial condition and these risks should be carefully considered when evaluating the business prospects of the Company and the Bank.

I. COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31,
2000.

         During the first nine months of 2001, the Company's total assets increased by $72.6 million or 33.4% to $290.0 million at September 30, 2001 from $217.4 million at December 31, 2000. The increase was primarily the result of growth in loans, net of unearned income, of $58.4 million or 34.6% to $227.3 million at September 30, 2001 compared to $168.9 million at December 31, 2000 and in increase of $6.0 million or 76.1% in premises and equipment to $13.9 million from 7.9 million at December 31, 2000. Strong loan demand, primarily in the real estate sector, combined with the Company's repurchase of approximately $16.0 million in loans previously sold to other financial institutions, contributed to this increase in loans. The Bank purchased three parcels of undeveloped property for approximately $6.4 million, which accounts for the substantial increase in premises and equipment. Securities available for sale also grew by $4.8 million or 19.2% to $29.6 million at September 30, 2001 from $24.8 million at December 31, 2000. Increases in deposits, short-term debt and long-term debt helped fund the Company's asset growth.

         The Company's liabilities are comprised primarily of deposits and other borrowed funds. Total deposits increased $45.9 million or 25.6% to $224.7 million at September 30, 2001, compared to $178.9 million at December 31, 2000. Total other borrowed funds, which includes short-term borrowings, federal funds purchased, long-term debt and Company obligated trust preferred securities, increased $22.5 million to $48.2 million for the nine months ended September 30, 2001 compared to $25.7 million at December 31, 2000. This increase in other borrowed funds was necessary to fund growth in the loan portfolio.

II. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND
2000.

         Net income for the three months ended September 30, 2001 was $416,000, an increase of $6,000 or 1.5% from the same period in 2000. Although loan growth contributed to increases in interest income, increases in deposits and non-interest expenses offset these interest income increases.

         Earnings per share decreased 9.7% to $.28 per share for the three-month period ended September 30, 2001, compared to $.31 per share for the same period in 2000.

         The annualized return on average assets for the three months ended September 30, 2001 and 2000 was .61% and .84%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2001 and 2000 was 11.74% and 19.09%, respectively. Return on average shareholders' equity decreased as the balance of shareholders' equity increased over the same period.

III. RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
2000.

         Net income for the nine months ended September 30, 2001 was $1.3 million, an increase of $207,000 or 18.4% from $1.1 million for the same period in 2000. The increase in earnings between the periods is due to an increase in net interest income resulting primarily from growth in loans. Salaries and employee benefits increased $964,000 or 27.3% to $4.5 million for the nine-month period ended September 30, 2001, from $3.5 million for the same period in 2000. In addition, interest expense increased $1.4 million or 25.8% to $7.5 million from $5.5 million for the same period in 2000. This increase was due primarily to deposit growth.

         Diluted earnings per share increased 7.1% to $.90 per share for the nine months ended September 30, 2001 compared to $.84 per share for the same period in 2000.

         The annualized return on average assets for the nine months ended September 30, 2001 and 2000 was .69% and .80%, respectively. Return on average shareholders' equity on an annualized basis for the nine-month period ended September 30, 2001 and 2000 was 14.22% and 18.54%, respectively. Return on average shareholders' equity decreased as shareholders' equity increased over the same period.

IV.      NET INTEREST INCOME

         The Company's primary source of operating income is net interest income. Net interest income is the difference between interest income and interest expense. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities, and other earning assets, which include federal funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

         Net interest income for the three months ended September 30, 2001 was $3.1 million, a 24.0% increase over the net interest income for the three-month period ended September 30, 2000, which was $2.5 million. Net interest income for the nine months ended September 30, 2001 was $8.9 million, a 25.4% increase over the net interest income for the nine-month period ended September 30, 2000, which was $7.1 million. The net interest income increases are attributable to an increase in loans to $227.3 million at September 30, 2001 from $154.3 million at September 30, 2000 despite an accompanying decrease in the average rate earned on interest-earning assets to 8.96% from 10.35% for the three months ended September 30, 2001 and 2000, respectively; and to 9.38% from 10.16% for the nine months ended September 30, 2001 and 2000, respectively. The average interest rate earned on interest-earning assets decreased primarily due to Federal Reserve actions to reduce short-term interest rates during the first three quarters of 2001 evidenced by a 350 basis point decrease in the intended federal funds rate. However, a portion of these decreases was offset by an increase in the percentage of loans as a portion of total interest-earning assets.

         The average interest rate incurred on interest-bearing liabilities also declined for the three-month period ended September 30, 2001 and 2000 to 4.47% from 5.29% respectively on average interest-bearing liabilities of $222.6 million in 2001 and $152.1 million in 2000. The average interest rate incurred on interest-bearing liabilities for the nine-month period ended September 30, 2001 and 2000 was 4.71% and 5.00% respectively on average interest-bearing liabilities of $213.1 million in 2001 and $147.8 million in 2000. The Company's net interest margin, which is net interest income expressed as a percentage of average earning assets, declined to 4.98% from 5.74% for the three months ended September 30, 2001 and 2000 respectively; and 5.08% from 5.71% for the nine months ended September 30, 2001 and 2000 respectively.

V.       PROVISION FOR LOAN LOSSES

         Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an adequate level commensurate with management's assessment of the credit risk inherent in the loan portfolio. In determining the adequacy of our allowance for loan losses, management considers factors such as the historical loan loss experience, the amount of non-performing loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, evaluation of the loan portfolio through an internal loan review process and other relevant factors.

         The Company charged $325,000 to Provision for Loan Losses in the three months ended September 30, 2001 and $129,000 for the same period in 2000. The Company charged $631,000 to Provision for Loan Losses in the nine months ended September 30, 2001 and $265,000 for the same period in 2000. These increases in the Provision for Loan Losses were allocated in order to accommodate the overall growth in the loan portfolio. The ratio of loan loss reserve to total loans was 1.08% at September 30, 2001 and 1.07% at September 30, 2000.

VI.      ASSET QUALITY AND NON-PERFORMING LOANS

         Asset quality relates to the composition of loans in the loan portfolio that are classified as non-performing loans. Non-performing loans are non-accrual loans, loans accruing 90 days or more past due, restructured loans and other real estate owned (OREO). Loans are placed on non-accrual status and cease accruing interest when, in management's opinion, there is an indication that the borrower may be unable to meet payment obligations when they become due. When a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed. Delinquent real estate loans are reclassified as OREO when the Company takes title to the property securing the loan either through foreclosure or upon receipt of a deed in lieu of foreclosure. The loan is then reclassified on the balance sheet as OREO at the lesser of fair market value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

         Non-accrual loans equaled $318,000 at September 30, 2001, which was .14% of total loans. There were no non-accrual loans at December 31, 2000. Other loans 90 days or more past due equaled $21,000 at September 30, 2001, which was
 .01% of total loans and $121,000 at December 31, 2000 which was then .07% of total loans.

VII.     NON-INTEREST INCOME

         Non-interest income generated for the three months ended September 30, 2001 was $604,000; an increase of $184,000 or 43.8% compared with $420,000 for the three months ended September 30, 2000. This increase was primarily due to a $173,000 increase in loan origination fees. Non-interest income generated for the nine months ended September 30, 2001 was $1.6 million; an increase of $462,000 or 41.4% compared with $1.1 million for the nine months ended September 30, 2000. This increase was primarily due to a $320,000 increase in loan origination fees during that period.

VIII.    NON-INTEREST EXPENSE

         Non-interest expense for the three months ended September 30, 2001 was $2.8 million; an increase of $538,000 or 23.7% compared with $2.3 million for the three months ended September 30, 2000. This increase was due primarily to salaries and employee benefits increasing by $259,000 or 20.1% to $1.5 million for the three months ended September 30, 2001, from $1.3 million for the three months ended September 30, 2000. Non-interest expense was $7.9 million for the nine months ended September 30, 2001; an increase of $1.5 million or 23.9% compared with $6.4 million for the nine months ended September 30, 2000. This increase was primarily a result of salaries and employee benefits increasing by $964,000 or 27.3% to $4.5 million for the nine months ended September 30, 2001, from $3.5 million for the same period in 2000. This increase in employee salaries and benefits was due mainly to the addition of full-time or full-time equivalent employees bringing the total number of employees at September 30, 2001 to 120 compared to 102 employees at September 30, 2000.

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

X.       CAPITAL

         Stockholders' equity increased to $14.7 million at September 30, 2001 from $10.6 million at December 31, 2000, an increase of $4.1 million or 38.7%. This increase was due to the sale of 2,500 shares of 2000 Series B Preferred Stock to "accredited investors," as Rule 501 of Regulation D under the Securities Act defines that term, in the aggregate amount of $2,500,000. The sale of 950 shares of 2000 Series B Preferred Stock occurred in the first three months of 2001, the sale of 550 shares of 2000 Series B Preferred Stock occurred in the second three months of 2001 and the sale of the remaining 1,000 shares of 2000 Series B Preferred Stock occurred in the third quarter of 2001.

         Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on "risk-weighted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted assets ratio of four percent in order to be considered "adequately capitalized." In addition, in order to be considered "adequately capitalized," bank holding companies must maintain a minimum leverage ratio, which is calculated by dividing Tier 1 capital by average total consolidated assets, of 4.0% (3.0% for some bank holding companies not experiencing substantial growth). The Company's risk-weighted capital ratios for Total and Tier 1 capital at September 30, 2001 were 10.15% and 5.61%, respectively and its leverage ratio was 5.26%. The Company's ratios at December 31, 2000 were 10.7% and 6.6%, respectively and its leverage ratio was 6.0%.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES

         On September 12, 2001, the Company issued 1,000 shares of its 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $1,000,000. At the time of the sale, the purchasers were each accredited investors as Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act defines that term. The 2000 Series B Preferred Stock was sold in reliance on the exemptions contained in
Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

SUBLEASE OF OFFICE SPACE

         On July 11, 2001, Heritage Bank (the " Bank") entered into a sublease agreement with eStarcom, Inc., as Sublessor and Columbine West LLC, Landlord, for the sublease of approximately 3,579 square feet located at 400 S. McCaslin Blvd, Suite 211, Louisville, Colorado ("Sublease"). The Sublease commenced August 1, 2001 and terminates on April 30, 2003. The monthly rental is $6,410.00 per month plus increases in the Sublessor's share of operating expenses defined in the Sublease.

         Heritage Bank has also entered into a lease with Columbine West , LLC ("Lease") for a lease on the same property to come into effect when the Sublease terminates. The Lease will commence May 1, 2003 and will terminate October 31, 2003. Heritage Bank has an option to renew the Lease for one additional 6-month term. The monthly rental on the Lease will be base rent of $4,921.13 plus the tenant's share of operating expenses, which are estimated for the year 2001 to be $6.80 per square foot.

         Neither the Lease nor the Sublease changes the location, address or telephone number of the corporate offices of the Company, but administrative offices of Heritage Bank have been moved to 400 McCaslin Blvd, Louisville, Colorado 80027. The telephone number is (303) 926-0300.

PURCHASE OF UNDEVELOPED PROPERTIES

         On August 21, 2001, Heritage Bank completed two transactions to purchase three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved the purchase by Heritage Bank from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020 for a purchase price of approximately $2,423,900. The second transaction involved the purchase by Heritage Bank from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as "The FlatIron," for a purchase price of approximately $3,942,495. The aggregate combined purchase price for the properties was approximately $6,366,395. The Bank intends to combine the three undeveloped properties and then sell the properties to a development group. The Bank hopes to complete the sale of the properties before December 31, 2001 and is presently in discussions with interested potential purchasers. After the properties have been sold and developed, the Bank plans to purchase a pad within the developed property for the purpose of opening a new branch and to relocate some of the Company's administrative offices.

PRIVATE PLACEMENT OF COMMON STOCK

         The Company is offering a maximum of 640,000 shares of its common stock to qualified institutional investors at a price of $12.50 per share, for maximum aggregate proceeds of $8,000,000. It is anticipated that the proceeds, net of offering fees and expenses of approximately $580,000, will be used to i) increase capital to maintain a "well capitalized" status under federal banking regulations, ii) finance the opening of new branches, and iii) support continued growth and general corporate purposes. The Wallach Company, a division of McDonald Investments, is serving as placement agent for this offering. The minimum investment from any one investor is $1,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM S-8

   (a)    EXHIBITS.  The following documents are filed as exhibits to this
          Report:

  EXHIBIT NO.                             DESCRIPTION

              3.1**  Articles of Incorporation of Front Range Capital
                     Corporation, as amended.
              3.2*   Bylaws of Front Range Capital Corporation
              4.1*   Form of Indenture by and between Front Range
                     Capital Corporation and Wilmington Trust Company
              4.2*   Form of Subordinated Debenture (included as an
                     exhibit to Exhibit 4.1 to the Registrant's Registration
                     Statement)
              4.3*   Certificate of Trust of Front Range Capital Trust I, as
                     amended and restated
              4.4*   Trust Agreement between Front Range Capital Corporation,
                     Wilmington Trust Company and the Administrative Trustees named therein
              4.5*   Form of Amended and Restated Trust Agreement
                     between Front Range Capital Corporation and Wilmington
                     Trust Company and the Administrative Trustees named therein

               4.6* Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's Registration Statement.)
               4.7* Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
               4.8* Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5 of the Registrant's Registration Statement.)
            10.1*** SubLease Agreement between Heritage Bank and eStarcom, Inc. 10.2*** Lease Agreement between Heritage Bank and Columbine West
                     LLC.
               23.1  Consent of Fortner, Bayens, Levkulich and Co., P.C.

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.

*** Previously filed with the Registrant's Form 10-QSB filed in August 13, 2001, incorporated herein by this reference.

     (b)     REPORTS ON FORM 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 13th day of November, 2001.

    FRONT RANGE CAPITAL CORPORATION
    (Registrant)

    By:    /s/ Robert L. Beauprez
       -------------------------------------------------
    Robert L. Beauprez
    Chairman of the Board and President
    (principle executive officer)

    By:   /s/ Alice M. Bier
       -----------------------------------------
    Alice M. Bier
    Chief Financial Officer

                                        INDEX TO EXHIBITS

             EXHIBIT
             NUMBER                        DESCRIPTION
             -------                       -----------
              3.1**  Articles of Incorporation of Front Range Capital
                     Corporation, as amended.
              3.2*   Bylaws of Front Range Capital Corporation
              4.1*   Form of Indenture by and between Front Range
                     Capital Corporation and Wilmington Trust Company
              4.2*   Form of Subordinated Debenture (included as an
                     exhibit to Exhibit 4.1 to the Registrant's Registration
                     Statement)
              4.3*   Certificate of Trust of Front Range Capital Trust I, as
                     amended and restated
              4.4*   Trust Agreement between Front Range Capital Corporation,
                     Wilmington Trust Company and the Administrative Trustees
                     named therein
              4.5*   Form of Amended and Restated Trust Agreement
                     between Front Range Capital Corporation and Wilmington
                     Trust Company and the Administrative Trustees named therein

               4.6* Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant's Registration
                     Statement.)
               4.7* Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington
                     Trust Company
               4.8*  Revised Form of Agreement of Expenses and Liabilities
                     (included as an exhibit to Exhibit 4.5 of the Registrant's
                     Registration Statement.)
            10.1***  SubLease Agreement between Heritage Bank and eStarcom, Inc.
            10.2***  Lease Agreement between Heritage Bank and Columbine West
                     LLC.
               23.1  Consent of Fortner, Bayens, Levkulich and Co., P.C.

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.

*** Previously filed with the Registrant's Form 10-QSB filed in August 13, 2001, incorporated herein by this reference.