Form 10KSB40
period 2001-12-31
FRONT RANGE CAPITAL CORP
filed 2002-03-27
CIK 813964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                  FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 33-40028
                                               33-40028-01

                        FRONT RANGE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   COLORADO                                      84-0970160
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        1020 CENTURY DRIVE, SUITE 202                              80027
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 27, 2002, was approximately $11,736,100. This computation excludes a total of 646,256 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

     The number of shares outstanding of Registrant's classes of common stock, as of March 27, 2001, was 1,585,144 shares of Common Stock, $.001 par value.

     The following documents are incorporated herein by reference into the parts of Form 10-KSB indicated: None.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I................................................................    2
      1.  BUSINESS....................................................    2
          a. History of Provision of Banking Services.................    2
          b. General Banking Services and Strategies..................    3
          c. Other Activities.........................................    3
          d. Employees................................................    4
          e. Competition..............................................    4
          f.  Regulation and Supervision..............................    4
      2.  PROPERTIES..................................................    9
      3.  LEGAL PROCEEDINGS...........................................   11
      4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...........   11
PART II...............................................................   11
      5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   11
          a. Common Stock of the Company..............................   11
          b. Trust Preferred Securities...............................   11
          c. Junior Subordinated Debentures...........................   12
          d. Recent Sales of Unregistered Securities..................   12
      6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          OR PLAN OF OPERATION........................................   13
          a. Results of Operations....................................   13
          b. Financial Condition......................................   19
      7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   29
      8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.........................   29
PART III..............................................................   29
      9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   29
          a. Operation of the Board of Directors......................   31
          b. Indemnification, Insurance and Limitation of Liability...   32
          c. Employment Agreements....................................   32
          d. Director Compensation....................................   32
     10.  EXECUTIVE COMPENSATION......................................   33
          a. Stock Option Plans.......................................   33
          b. Benefit Plan.............................................   33
          c. Retirement Plans.........................................   34
     11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   35
PART IV...............................................................   36
     12.  EXHIBITS, AND REPORTS ON FORM 8-K...........................   36
          a. Index to Financial Statements:...........................  F-1
SIGNATURES............................................................   38
INDEX TO FINANCIAL STATEMENTS.........................................  F-1
Independent Auditors' Report on the Consolidated Financial
  Statements..........................................................  F-2
Consolidated Balance Sheets for the Years Ended December 31, 2001 and
  2000................................................................  F-3
Consolidated Statements of Income for the Years Ended December 31,
  2001 and 2000.......................................................  F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001 and 2000..........................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  2001 and 2000.......................................................  F-6
Notes to Consolidated Financial Statements............................  F-7

                                     PART I

1.  BUSINESS

     Front Range Capital Corporation (hereinafter the "Company"), is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank (the "Bank"). The Bank has 11 full-service branches in the Denver-Boulder metropolitan area and plans to open three additional branches in 2002 and 2003. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division.

     Along with its subsidiary business trust, Front Range Capital Trust I (the "Trust"), the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission") on June 23, 2000, which became effective December 21, 2000, for the sale of up to $15 million of the Trust's preferred securities, guaranteed by the Company.

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

     The Bank began its geographic expansion in 1995, with the establishment of branches in Boulder and Louisville. Additional branches have since opened in Erie in 1997; Broomfield, Denver and Louisville (Main Street) in 1998; Longmont in 1999; and downtown Boulder, Lafayette (95th Street) and Niwot in 2000. A branch in North Denver (38th & York Streets) is scheduled to open in March 2002. This geographic expansion gives the Company a significant presence throughout the diverse and growing economic and population base in the Denver-Boulder metropolitan area. On June 1, 1998, the Bank again changed its name to Heritage Bank to better reflect its expanding geographic presence.

  b. GENERAL BANKING SERVICES AND STRATEGIES

     The Company operates under a community banking philosophy. Developing broad customer relationships based on responsive, individualized service provided by experienced officers and staff, the Bank offers customers, including local residents and small to medium-sized businesses, a variety of traditional loan and deposit products from its attractive, convenient locations. Although general economic conditions have impacted the overall economic climate in the Company's market areas, the Denver-Boulder metropolitan area continues to enjoy strong overall economic growth, an expanding population and an array of diverse industries. The Company has focused on the following strategies to achieve its objectives:

     Emphasizing community banking relationships and a strong customer service culture. The Company enjoys an excellent reputation for its strong service culture. Its officers and staff are dedicated to providing responsive, individualized service to its business and individual customers. Board members, branch presidents, branch managers and officers are encouraged to participate in civic and public service affairs in their communities. As a result of this community interaction, the Company is better able to understand the specific needs of local customers and provide the responsiveness to local concerns expected of a community bank. Banking offices are designed to be conveniently located and to fit in aesthetically with their surroundings. The management team is talented, deep and stable, experiencing very little management turnover, which promotes a continuity of service to its customers. Several branch presidents who formerly ran other banking organizations chose to join the Company.

     Expanding market share and increasing efficiency through internal growth. The Company has grown significantly through branching activities. The Company believes that its current locations provide it with the necessary platform to expand its services within its existing market area and that it has the infrastructure and systems in place to accommodate continued expansion and to absorb many of the overhead costs incurred in the growth of its branch network. As a result, the Company expects its efficiency ratio to decrease and its net earnings to increase. The Company will continue to look for appropriate growth opportunities by opening additional branches within its existing or new markets.

     Enhancing use of technology to provide competitive products and services. The Bank provides a wide range of the usual and customary commercial and consumer banking products and services including demand, savings and time deposits, commercial, real estate and consumer loans, and cashier's checks and money orders. The Bank does not offer trust services or international banking services. Use of advanced technology also allows the Bank to offer its customers the ability to bank through their personal computer from their home or business, giving customers the flexibility of monitoring their loan and deposit account activity and conducting banking transactions 24 hours a day. Telephone access enables customers to receive real-time account balances, deposit status, checks paid, withdrawals made, loan status, loan payments due and other information. In addition, customers can access their accounts at ATM locations worldwide through agreements with other banks and ATM networks. Although the Bank's business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of the Bank's loans are secured by real estate. As a result, risk of nonpayment or default may not be well-spread across diversified borrowing groups. In addition, a general downturn in the Colorado economy that impairs the value of real estate as collateral can increase loan losses and impair liquidity.

     Maintaining strong asset quality. As a result of its disciplined credit underwriting and loan administration, the Company has maintained excellent asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $298.1 million at December 31, 2001. Over this same period, total loans (net of unearned income) increased from $3.7 million to $234.3 million and total deposits have risen from $4.9 million to $242.4 million. Over the past two calendar years, total assets have grown from $131.8 million at December 31, 1999 to $298.1 million at December 31, 2001, total loans increased from $92.3 million to $234.3 million and total deposits rose from $115.0 million to $234.4 million. Despite this growth, the Company's ratio of nonperforming assets to total assets at December 31, 2001 was 0.07%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result.

  c. OTHER ACTIVITIES

     In addition to the banking services referred to above, the Company formed the Trust, a special purpose, wholly-owned financing subsidiary Delaware business trust, on June 23, 2000. The Trust was formed for the purpose of issuing 11% Cumulative Trust Preferred Securities to the public in a public offering which closed on December 28, 2000 pursuant to a Registration Statement on Form SB-2, declared effective by the Commission on December 21, 2000 (the "Trust Preferred Securities"). The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds therefrom in 11% Junior Subordinated Debentures of the Company, issued concurrently with the Trust's issuance of the Trust Preferred Securities. The Trust conducts no other business. Pursuant to Rule 12h-5 promulgated under the Securities Exchange Act of 1934, (the "Exchange Act"), the Trust is not required to file separate reports pursuant to Section 13 or 15(d) of the Exchange Act if the Company files such reports and includes therein, consolidated condensed financial information about the Trust. In the future, the Company and the Bank may engage in other businesses either directly or indirectly through subsidiaries acquired or formed, subject to regulatory constraints. See "Regulation and Supervision."

     On May 16, 2001, the Board of Directors created Heritage Investments as a separate division of the Bank to diversify the Bank's business to include offering securities and fixed and variable annuity products to its customers. These products are offered through the Bank's relationship with AFS Brokerage, Inc., a broker-dealer registered in 42 states, including Colorado, and a member of the NASD and SIPC.

     The Company's Chairman and President, Robert L. Beauprez, has recently announced his candidacy for the newly created U.S. Congressional seat in the 7th Congressional District for Colorado. If he is elected, Mr. Beauprez will be unable to devote the same amount of time and energy to managing the affairs of the Company as he has in the past. The Company does not know at this time, which of Mr. Beauprez's responsibilities, if any, might be allocated to other members of the management team if he is elected to Congress.

  d. EMPLOYEES

     As of March 1, 2002 the Company employed 132 persons on a full-time or equivalent basis. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company's nor the Bank's officers is employed pursuant to an employment contract.

  e. COMPETITION

     The banking business is highly competitive in the Company's primary markets, which are the Denver-Boulder-Longmont triangle and the north Denver Metropolitan area. Consolidation in the financial services industry has reduced the number of independent banks. The Bank competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, insurance companies, asset-based non-bank lenders and certain other nonfinancial institutions. Some of the large major commercial banks are able to finance wide ranging advertising campaigns and allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions have substantially higher lending limits and financial resources than does the Bank.

     The Bank also competes with other non-bank financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, many funds have provided substantial competition to banks for deposits and they may continue to do so in the future. In periods of high stock market growth, mutual funds have become a major source of competition for savings dollars.

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

  f. REGULATION AND SUPERVISION

     Bank holding companies and banks are regulated extensively under both federal and state law. The following information describes some but not all of the applicable statutory and regulatory provisions, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

     i. FRONT RANGE CAPITAL CORPORATION. As a registered bank holding company under the BHCA, the Company is subject to the supervision, regulation and examination by the Board of Governors of the Federal

Reserve System ("Federal Reserve"). The BHCA requires the Company to file reports with the Federal Reserve and to provide additional requested information.

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

     The Gramm-Leach-Bliley Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval. The Gramm-Leach-Bliley Act effectively repealed certain depression-era laws which prohibited the affiliation of banks and those other financial services entities under a single holding company. Bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complimentary to financial activities and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. As a result of the Gramm-Leach-Bliley Act, financial holding companies may offer a variety of financial services, or services incidental or complimentary to financial services, including banking, securities underwriting, merchant banking and insurance. These new financial services may also be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, all of which must be conducted under the financial holding company.

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

     The Company is not currently a financial holding company and has no current intention to become a financial holding company. The Gramm-Leach-Bliley Act may change the operating environment applicable to the Company and the Bank in substantial and unpredictable ways. For example, while it might allow the Company to enter into various types of business it was prohibited from before Gramm-Leach-Bliley it may also substantially increase competition for financial services, both of which could substantially change the competitive landscape in which the Company and the Bank operate.

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

     The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2001, on a consolidated basis, the Company's ratio of Tier 1 capital to total risk-weighted assets was 5.6% and its ratio of total capital to total risk-weighted assets was 9.9%.

     The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2001, the Company's leverage ratio was 6.0%.

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

     II. HERITAGE BANK. The Bank is a Colorado-chartered banking corporation. A member of the Federal Reserve and the FDIC, the Bank is subject to supervision and regulation by the Federal Reserve, the FDIC and the Colorado Division of Banking (the "CDB"). In addition to federal regulations, the CDB may conduct examinations of, and requires periodic information about, the financial condition, operations, management and intercompany relationships of the Company and the Bank.

     Federal law provides that no state bank or subsidiary of a state bank may engage as principal in any activity not permitted for national banks, unless the state bank complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the FDIC's Bank Insurance Fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

     Restrictions contained in the Federal Reserve Act and Regulation O promulgated under that Act imposing an aggregate limitation on all loans to directors, executive officers, principal shareholders and their related interests ("Insiders"), apply to all insured institutions, their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

     As an institution's capital decreases, the Federal Reserve's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital-raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. In the event an institution is deemed significantly undercapitalized, it may be required to sell stock, merge, be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary or dismiss officers and directors. If the institution is a bank holding company, it may be prohibited from making capital distributions without Federal Reserve approval and may have to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without FDIC approval, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction or pay excessive compensation or bonuses. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. No sanctions apply to "well" or "adequately" capitalized institutions.

     The Bank currently is classified as "well capitalized." At December 31, 2001, the Bank's Tier 1 capital to risk-weighted assets ratio was 9.9%, total capital to risk-weighted assets ratio was 10.7% and its leverage ratio was 8.9%.

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

     III. INSTABILITY AND REGULATORY STRUCTURE. Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and the Bank operate. The ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon the Company's or the Bank's financial condition or results of operations cannot be predicted.

     IV. EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     The Company's common stock is not publicly traded, but the Company currently files reports with the Securities and Exchange Commission under
Section 15(d) of the Exchange Act due to the registration of the Trust Preferred Securities and, in accordance therewith, files annual, quarterly and periodic reports. Such reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington , D.C. 20549, and at the SEC's regional offices in New York (233 Broadway, New York, New York 10279) and Chicago (Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661). Copies of such materials can be obtained from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the public reference facilities of the SEC may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web Site that contains reports and other information regarding registrants that file electronically with the SEC at http:/www.sec.gov. These reports include the Company's annual, quarterly and periodic reports. The Company is not required to deliver an annual report to security holders and does not currently intend to send such an annual report voluntarily.

2. PROPERTIES

     The Company conducts business at 11 full-service branch locations, including branches in Boulder, Longmont, Lafayette, Louisville, Broomfield, Denver, Erie and Niwot, Colorado. The Company owns six of the facilities that house Bank branches and leases the remaining facilities under various terms. In the opinion of management, each of the properties owned by the Company is adequately covered by insurance.

     The following table sets forth certain information regarding the facilities:

                                                     OWNED/LEASED AND
LOCATION                         ADDRESS              LEASE TERMS(1)       IN OPERATION SINCE
--------                         -------             ----------------      ------------------
Boulder -- Pearl Street  2775 Pearl Street        Leased: 10 year term     February 1995
                         Boulder, Colorado 80302  ending September 30,
                                                  2004
Boulder -- West End      1900 Ninth Street        Leased: 5 year term      February 2000
                         Boulder, Colorado 80302  ending July 31, 2004
Broomfield               5720 W. 120th Avenue     Owned                    January 1998
                         Broomfield, Colorado
                         80020
Broomfield-Coalton       9590 Coalton Drive,      Owned                    August 2001
  Drive (2 parcels of    Broomfield, Colorado
  undeveloped property)  80020
Denver -- LODO           1543 Wazee Street        Owned                    October 1998
                         Denver, Colorado 80202
Erie                     785 Cheesman Erie,       Owned                    June 1997
                         Colorado 80516
Lafayette                811 S. Public Road       Owned                    April 1987
                         Lafayette, Colorado
                         80026
Lafayette -- 95th        2695 North Park Drive,   Leased: 5 year term      February 2000
  Street                 Suite 101 Lafayette,     ending January 14, 2005
                         Colorado 80026
Longmont                 2333 N. Main Street,     Leased: 62 month term    March 1999
                         Suite E Longmont,        ending March 21, 2004
                         Colorado 80501
Louisville               1020 Century Drive,      Owned                    July 1995
                         Suite 202 Louisville,
                         Colorado 80027
Louisville -- Main       801 Main Street, Suite   Leased: 5 year term      August 1998
  Street                 130 Louisville,          ending March 31, 2003
                         Colorado 80027
Louisville-McCaslin      400 S. McCaslin Blvd,    Sub-Leased: 26-month     July 2001
  Blvd                   Suite 211 Louisville,    term ending October 31,
                         Colorado 80027           2003
Niwot                    6800 N. 79th Street      Leased: 5 year term      July 2000
                         Niwot, Colorado 80503    ending February 28,
                                                  2005
North Denver             3850 York Street,        Leased: 5 year term      Scheduled to Open
                         Denver, Colorado 80205   ending July 31, 2007     April 2002

---------------

(1) The lease terms do not include renewal option periods which may be available.

     On August 21, 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of property from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020 for a purchase price of approximately $2,423,900. The second transaction involved the Bank's purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as "The FlatIron," for a purchase price of approximately $3,942,495. The aggregate combined purchase price for the properties was approximately $6,366,395. The Bank intends to combine the three properties and sell them to a development group. After the properties have been sold and developed, the Bank intends to purchase a pad within the newly developed property for the purpose of opening a new branch and to relocate some of the Company's administrative offices.

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

     None.

                                    PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  a. COMMON STOCK OF THE COMPANY

     The Common Stock of the Company is not publicly traded. No dividends on the Company's Common Stock have been paid in either of the past two fiscal years. As of March 27, 2002, the Common Stock, including preferred stock convertible into common stock on a one-to-one basis, was held by 1,595,644 holders of record.

  b. TRUST PREFERRED SECURITIES

     On December 28, 2000, the Trust issued 1,000,000 11% Cumulative Trust Preferred Securities to the public for cash in an aggregate amount of $8,000,000. The Trust Preferred Securities were issued through an underwriting syndicate whose representative was Howe Barnes Investments, Inc (the "Underwriters"). The Company paid underwriting fees of $.40 per Trust Preferred Security or an aggregate of $400,000. The Trust Preferred Securities were offered pursuant to a Registration Statement on Form SB-2 filed with the Commission on June 23, 2000, thereafter amended by Amendment No. 1 to Form SB-2 filed October 26, 2000, Amendment No. 2 to Form SB-2 filed November 17, 2000, Amendment No. 3 to Form SB-2 filed December 1, 2000, Amendment No. 4 to Form SB-2 filed December 18, 2000 and Amendment No. 5 to Form SB-2 filed December 20, 2000 (the "Registration Statement") and the final Prospectus which formed a part of the Registration Statement filed December 21, 2000. The Registration Statement was declared effective on December 21, 2000, and the Trust Preferred Securities were sold to the Underwriters on December 28, 2000. On January 12, 2001, the Underwriters exercised their over-allotment option to acquire an additional 150,000 Trust Preferred Securities for cash in an aggregate amount of $1,200,000, bringing the aggregate amount of Trust Preferred Securities issued to 1,150,000 and an aggregate amount of proceeds to the Trust of $9,200,000. The aggregate amount of underwriting fees equaled $460,000.

     The Trust Preferred Securities are publicly traded and listed on the American Stock Exchange under the trading symbol "FNG.Pr". The Trust Preferred Securities began trading December 28, 2000 at a price of $8 per Trust Preferred Security. The high and low prices for the year 2000 was $8 per Trust Preferred Security. The high and low price of the Trust Preferred Securities for each quarter of 2001 were, per Trust Preferred Security, as follows:

QUARTER ENDED                                                  LOW    HIGH
-------------                                                 -----   -----
March 31, 2001..............................................  $7.94   $8.50
June 30, 2001...............................................  $8.00   $8.50
September 30, 2001..........................................  $8.15   $8.50
December 31, 2001...........................................  $8.00   $8.60

     This quarterly high and low trading price was provided by the American Stock Exchange and by Pink Sheets, LLC on March 26, 2002.

     No dividends on the Trust Preferred Securities were declared as of December 31, 2001. The Trust Preferred Securities are held in street name by the Depository Trust Company or its nominee, Cede & Co.

     Concurrently with the issuance of the Trust Preferred Securities, the Trust issued 35,625 common securities of the Trust to the Company for $8.00 per common security or an aggregate amount of $285,000. The common securities were issued for 11% Junior Subordinated Debentures, described below, in reliance on the registration exemption provided by Section 4(2) of the Securities Act.

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

  d. RECENT SALES OF UNREGISTERED SECURITIES

     On June 24, 1999, the Company issued 2,000 shares of Common Stock to a single individual at $12.00 per share. This transaction was for cash and was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. The investor was an accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. The purchaser purchased the securities for his or her own account without an aim toward distribution. The sale to the purchaser was made without general solicitation or advertising.

     On October 19, 2000, the Company issued 1,317 shares of its 2000 Series B Preferred Stock in exchange for promissory notes aggregating $417,000 from certain of the Company's common shareholders. Each sale was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Each of the investors was accredited as that term is defined in Rule 501 of Regulation D of the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. Each purchaser purchased the securities for his or her own account without an aim toward distribution. The sales to the purchasers were made without general solicitation or advertising. The Company redeemed 200 shares of Series B Preferred Stock for cash in the aggregate amount of $200,000 during fiscal year 2000. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On February 9, 2001, the Company issued 750 shares of the 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $750,000. At the time of the sale, each of the purchasers was an accredited investor as that term is defined by Rule 501 of Regulation D, promulgated under the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. The shares of 2000 Series B Preferred Stock was sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On March 5, 2001, the Company issued 200 shares of its 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $200,000. At the time of the sale, each of the purchasers was an accredited investor as that term is defined by Rule 501 of Regulation D, promulgated under the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. The shares of 2000 Series B Preferred Stock were sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On April 30, 2001, the Company issued 500 shares of its Series B Preferred Stock to one purchaser at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $500,000. At the time of the sale the purchaser was an accredited investor as that term is defined by Rule 501 of Regulation D promulgated under the Securities Act or otherwise met the requirements of Regulation D. The shares of 2000 Series B Preferred Stock were sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On June 5, 2001, the Company issued 50 shares of its 2000 Series B Preferred Stock to one purchaser at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $50,000. At the time of the sale, the purchaser was an accredited investor as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The shares of 2000 Series B Preferred Stock were sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On September 12, 2001, the Company issued 1,000 shares of its 2000 Series B Preferred Stock to two purchasers at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $1,000,000. At the time of the sale, the purchasers were each accredited investors as Rule 501 of Regulation D promulgated under the Securities Act defines that term. The shares of 2000 Series B Preferred Stock were sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000 and $171,000 during 2001.

     On February 19, 2002, the Company issued 257,400 shares of its common stock to 15 investors at a price of $12.50 per share, for maximum aggregate proceeds of $3,217,500. At the time of the sale, the purchasers were each accredited investors as Rule 501 of Regulation D promulgated under the Securities Act defines that term. The Wallach Company, a division of McDonald Investments, served as placement agent for this offering and was paid fees totalling $252,231. Total net proceeds to the Company, after deducting all offering expenses, was approximately $2,953,921. The common stock was sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company anticipates that the proceeds will be used to (i) increase capital to maintain a "well-capitalized" status under federal banking regulations and (ii) support continued growth and other general corporate purposes.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     Management's Discussion and Analysis of Financial Condition or Plan of Operation analyzes the major elements of balance sheets and statements of income. This section should be read in conjunction with the financial statements and accompanying notes and other detailed information appearing elsewhere in this report.

  a. RESULTS OF OPERATIONS

     Overview. For the year ended December 31, 2001, the Company recorded net income of $1.9 million, an increase of $400,000 from net income of $1.5 million for the year ended December 31, 2000. The Company's earnings performance reflects continued positive growth trends in both total assets and loans carried over from the year ended December 31, 2000. The income generated as a result of this growth offset the Company's increased non-interest expenses, including additional staffing costs.

     During 2001, total assets increased by $80.7 million or 37.1% over 2000 and $44.7 million or 25.9% in 2000 over 1999. Total loans, net of unearned income, increased $65.5 million or 38.8% during 2001 and $38.1 million or 29.2% during 2000. This growth was due to increased loan demand in the Company's market area. Although deposits increased by $63.5 million or 35.5% to $242.4 million during 2001 and $37.0 million or 26.0% during 2000 to $178.9 million, the Company incurred substantial increased additional borrowed funds and sold equity in the capital markets to support its growing asset base and loan portfolio. At December 31, 2001, total borrowed funds, including federal funds purchased and $9.2 million principal owing pursuant to the Debentures, were $38.9 million, an increase of $12.3 million or 49.7% from total borrowed funds outstanding at December 31, 2000, which was $26.0 million.

     Return on average stockholders' equity was 14.26% for 2001 compared with 16.27% for 2000. Return on average total assets for 2001 was 0.70% compared with 0.77% for 2000.

     Net Interest Income. The Company's primary source of revenue is net interest income, which is the difference between interest income and interest expense. Significant factors affecting net interest income include the type and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Net interest margin, which is net interest income expressed as a percentage of average earning assets, was 5.09% for the year ended December 31, 2001 and 5.74% for the year ended December 31, 2000.

     Interest Income. Interest income in 2001 was $21.9 million, a 25.0% increase compared with interest income of $17.5 million in 2000. While principal sources of interest income are loans, investment securities, federal funds sold and dividends, most of these increases during 2001 resulted from loan growth.

     Interest Expense. Total interest expense was $9.8 million in 2001, an increase of $2.1 million or 27.3% compared with $7.7 million in 2000. The increase is attributable largely to increases in deposits and in funds borrowed to support growth despite Federal Reserve actions to lower the rates paid on interest-bearing demand accounts during 2001.

     The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated . All average balances are daily average balances. Nonaccrual loans are included in the table as loans carrying a zero yield.

                                                          YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                                   2001                             2000
                                      ------------------------------   ------------------------------
                                                 INTEREST   AVERAGE               INTEREST   AVERAGE
                                      AVERAGE     EARNED    YIELD OR   AVERAGE     EARNED    YIELD OR
                                      BALANCE    OR PAID      RATE     BALANCE    OR PAID      RATE
                                      --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold................  $    515   $    27      5.24%    $    163   $     3      1.56%
  Investment securities
     Taxable........................    20,306     1,197      5.89       16,961     1,085      6.40
     Tax exempt(1)..................     9,348       441      4.72        9,166       444      4.84
  Loans(2)..........................   210,866    20,257      9.61      146,326    16,004     10.94
Allowance for loan losses...........    (2,198)       --                 (1,554)       --
                                      --------   -------               --------   -------
          Total interest-earning
            assets..................   238,837    21,922      9.18%     171,062    17,536     10.25%
Noninterest-earning assets..........    26,686                           21,717
                                      --------                         --------
          Total assets..............  $265,523                          192,779
                                      ========                         ========
Interest-bearing liabilities:
  Interest-bearing deposits
     Demand, interest-bearing.......  $ 85,547     2,379      2.78%    $ 67,875   $ 2,925      4.31
     Savings........................    10,587       193      1.82        9,199       228      2.47
     Certificates of deposit........    82,001     4,747      5.79       48,839     2,902      5.94
                                      --------   -------               --------   -------
          Total interest-bearing
            deposits................   178,135     7,319      4.11      125,863     6,055      4.81
Federal funds purchased.............     5,788       252      4.35        5,437       346      6.36
Other short-term funds borrowed.....    11,673       498      4.27        7,564       430      5.68
Long-term debt......................    10,138       599      5.91       11,797       875      7.42
Trust Preferred Securities..........     9,161     1,105     12.06           66         7     11.00
                                      --------   -------               --------   -------
          Total interest-bearing
            liabilities.............   214,895     9,773      4.55%     150,727     7,713      5.12%
Noninterest-bearing liabilities.....    37,582                           32,896
                                      --------                         --------
          Total liabilities.........   252,477                          183,623
Stockholders' equity................    13,046                            9,156
                                      --------                         --------
          Total liabilities and
            stockholders' equity....  $265,523                         $192,779
                                      ========                         ========
Net interest income.................             $12,149                          $ 9,823
                                                 =======                          =======
Net interest margin.................                          5.09%                            5.74%
Net interest spread.................                          4.63                             5.13
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................    111.14%                          113.49%

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

                                            YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                 2001 vs. 2000              2000 vs. 1999
                                           -------------------------   ------------------------
                                            CHANGE DUE TO               CHANGE DUE TO
                                           ----------------            ---------------
                                           VOLUME    RATE     TOTAL    VOLUME    RATE    TOTAL
                                           ------   -------   ------   ------   ------   ------
                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold.....................  $    6   $   (18)  $   24   $   (6)  $   (0)  $   (6)
  Investment securities
     Taxable.............................     214      (102)     112       92       31      123
     Tax exempt..........................       9       (12)      (3)      15       28       43
  Loans..................................   7,059    (2,806)   4,253    3,980     (396)   4,376
                                           ------   -------   ------   ------   ------   ------
       Total increase (decrease) in
          interest income................   7,288    (2,902)   4,386    4,081      455    4,536
Interest-bearing liabilities:
  Interest-bearing deposits
     Demand, interest-bearing............     764    (1,310)    (546)     524      506    1,030
     Savings.............................      34       (69)     (35)      15        4       19
     Certificates of deposit.............   1,970      (125)   1,845      475      307      782
  Federal funds purchased................      22      (116)     (94)      87       52      139
  Other short-term borrowed funds........     234      (166)      68      430        0      430
  Long-term debt.........................    (123)     (153)    (276)      62      156      218
  Trust preferred securities.............     965       133    1,098        7        0        7
                                           ------   -------   ------   ------   ------   ------
       Total increase (decrease) in
          interest expense...............   3,867    (1,807)   2,060    1,600    1,025    2,625
                                           ------   -------   ------   ------   ------   ------
Increase (decrease) in net interest
  income.................................  $3,422   $(1,096)  $2,326   $2,481   $ (570)  $1,911
                                           ======   =======   ======   ======   ======   ======

     During 2001, the average balance of loans outstanding was $210.9 million, 44.1% greater than the average balance of loans of $146.3 million for 2000. Average loans were 79.9% of average total assets in 2001 compared with 75.9% in 2000. The greater volume of loans outstanding during 2001 resulted in an increase of $4.4 million in interest income in 2001 over 2000, and average yield on loans in 2001 decreased to 9.61% from 10.94% in 2000.

     The average amount of nonaccrual loans also affects the average yield earned on all outstanding loans. The average amount of nonaccrual loans for the years ended December 31, 2001 and 2000 were $160,000 and therefore, did not have a significant effect on the average loan yield.

     Interest on investment securities increased by $109,000 or 7.1% in 2001 compared with 2000. Because the average balance of securities increased by $3.5 million in 2001 over 2000, the Company enjoyed higher interest income in 2001 even though the average rate decreased to 5.52% from 5.85%. The tax equivalent average yield for 2001 was 6.29% compared with 6.72% for 2000.

     Provision for Loan Losses. Provision for loan losses is established through charges to income in order to bring the total allowance for loan losses to a level deemed appropriate by the Company's management. Management determines the provision for loan losses based on factors such as those discussed under "-- Financial Condition -- Allowance for Loan Losses."

     Growth of the Bank's loan portfolio caused the Company to increase its provision for loan losses by $229,000 to $850,000 during the year ended December 31, 2001, compared to the $621,000 provision made during the year ended December 31, 2000. Net charge-offs totaled $635,000 for the year ended December 31, 2001 compared with $83,000 for the year ended December 31, 2000.

     Noninterest Income. The following table sets forth the Company's noninterest income for the periods indicated:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001          2000
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Customer service fees.......................................   $1,219        $1,058
Gain (loss) on sale of investment securities................       25            --
Loan origination fees.......................................      691           240
Other.......................................................      359           188
                                                               ------        ------
          Total noninterest income..........................   $2,294        $1,486
                                                               ======        ======

     Noninterest income for the year ended December 31, 2001 increased $808,000 or 54.4% to $2.3 million compared with $1.5 million in 2000. The increase was primarily due to an increase in service charges on deposit accounts and loan origination fees both resulting from increased volume of lending and deposit business activity.

     Noninterest Expense. The following table sets forth the Company's non-interest expense for the periods indicated:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Salaries and benefits.......................................   $ 6,178       $4,745
Occupancy...................................................     1,052          896
Furniture and equipment.....................................       728          603
Data processing.............................................       584          560
Other (includes Supplies and Marketing).....................     2,481        1,821
                                                               -------       ------
          Total noninterest expense.........................   $11,023       $8,625
                                                               =======       ======

     Salary and benefits expense increased by $1.4 million or 30.2% for the year ended December 31, 2001, compared with the year ended December 31, 2000. This increase reflects pay range adjustments and additional staff needed for relocation of the Bank's administrative offices and growth.

     For the year ended December 31, 2001, operating expenses other than salaries and benefits increased $965,000 or 24.9% compared with the year ended December 31, 2000. These increased costs were related primarily to increased occupancy expenses, supplies expenses and marketing expenses.

     Provision for Income Taxes. Total income tax expense was approximately $710,000 for the year ended December 31, 2001 and $573,000 for the year ended December 31, 2000. Effective income tax rates for the year ended December 31, 2001 and 2000 were 27.6% and 27.8%, respectively.

     Return on Average Assets and Stockholders' Equity. The following table sets forth certain ratios for the years ended December 31, 2001 and 2000 (using average balance sheet data):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------    -----
Return on average assets....................................     .70%     .77%
Return on average stockholders' equity......................   14.26%   16.27%
Stockholders' equity to average assets......................    5.63%    5.51%

     Return on average assets decreased 7 basis points to .70% in 2001 compared with the 0.77% recorded in 2000. Return on average stockholders' equity for the year ended December 31, 2001 was 14.26%, down 201 basis points from 16.27% in 2000.

  B. FINANCIAL CONDITION

     Loan Portfolio. At December 31, 2001, loans were $234.3 million, an increase of $65.4 million or 38.8% compared with loans of $168.9 million at December 31, 2000. Loan growth during this period occurred primarily in construction and commercial real estate loans.

     The following table summarizes the Company's loan portfolio by type of loan at the dates indicated:

                                                              DECEMBER 31,
                                                 ---------------------------------------
                                                        2001                 2000
                                                 ------------------   ------------------
                                                  AMOUNT    PERCENT    AMOUNT    PERCENT
                                                 --------   -------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Real estate -- construction....................  $ 62,060     26.4%   $ 47,655     28.2%
Real estate -- commercial......................    84,763     36.0      41,736     24.6
Real estate -- residential.....................    49,749     21.1      44,499     26.2
Commercial.....................................    32,130     13.7      29,423     17.3
Consumer.......................................     6,549      2.8       6,358      3.7
                                                 --------    -----    --------    -----
  Total loans..................................  $235,251    100.0%   $169,671    100.0%
                                                             =====                =====
  Less unearned income.........................      (950)                (820)
                                                 --------             --------
  Loans........................................  $234,301             $168,851
                                                 ========             ========

     The Company concentrates its lending activities in five principal areas: real estate-construction, real estate-commercial and real estate-residential loans, commercial loans, and consumer loans. The interest rates charged for loans vary with the perceived degree of credit and interest rate risk, the size and maturity of the loans and the borrower's relationship with the Bank.

     The Company's underwriting standards are determined in its loan policy by the board of directors. The board reviews the loan policy at least annually to ensure that standard banking practices are utilized. All underwriting decisions are based on examination of the purpose for the loan; the character and credit history of the borrower; the sources of repayment of the loan, historical and projected cash flows and the collateral for the loan. The Company does not employ a specific formula for underwriting standards, but evaluates the merits of each loan request individually based on the above criteria.

     The majority of loans are direct loans made to individuals and small to medium-sized businesses. The Company utilizes local promotional activities and personal contact with customers to compete with other lenders. Loans are made to borrowers whose applications include a sound purpose, a viable repayment source and a repayment plan established at inception. Loans are generally backed by a secondary source of repayment.

     Upon loan approval, the Bank utilizes an automated loan documentation preparation system that standardizes the loan product for all commercial and consumer loans, and assists in ensuring that it and the Company remains in compliance with all applicable state and federal laws and regulations.

     Commercial loans are generally secured and are structured as credit lines, term loans, or occasionally as time notes. Credit lines and time notes are usually secured by general business assets and mature in one year or less. Term loans are usually secured by equipment and/or real property and mature in one to seven years. In underwriting commercial loans the primary emphasis is placed on cash flow and collateral values while personal guarantees are of secondary importance. Although recent losses have been minimal, commercial loans have a relatively higher risk profile than other loans in that they are generally for larger amounts and repayment depends largely upon the business success of the borrower. The Bank's loan policy limits equipment and commercial real property loans to 80% of the lesser of cost or market value of the collateral, subject to compensating factors. The amounts and terms of loans secured by accounts receivable and inventory are determined according to a formula which values the collateral based on the age of the accounts receivable and the degree of completion of the inventory.

     Consumer loans may be unsecured or secured by collateral such as automobiles, boats and recreational vehicles. Most consumer loans mature in four years, although the Company's loan policy permits consumer loans that mature in five years and home improvement loans secured by second mortgages on real property that mature in ten years. Most of these loans are made by individual loan officers within their assigned lending limits. Historically, net charge-offs for consumer loans have generally been quite modest.

     Residential real estate loans are generally made in accordance with the standards consistent with resales on the secondary market. These loans mature in up to 30 years, and may have either fixed or adjustable interest rates. The Company generally sells residential mortgages that mature in 15 or more years. Residential real estate loans retained in the portfolio generally have adjustable rates and/or maturities of five years or less.

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

     The loan policy permits the sale of loans by participation for purposes of asset/liability and liquidity management, diversification of risk and prevention of overlines. In the first quarter of 2001, the Company repurchased $16.0 million in loans previously sold to other financial institutions in order to accommodate asset growth. Repurchasing these previously sold loans contributed to loan growth over the year. The loan policy also allows the Company to purchase loans meeting the Company's underwriting standards by participation for purposes of asset/liability management and diversification of risk. The Company analyzes the suitability of all institutions with which it participates in loans, whether by sale or purchase.

     The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 2001 and December 31, 2000. Variable rate loans comprised 47.2% of the Company's loan portfolio at December 31, 2001 and 43.5% at December 31, 2000.

                                                         DECEMBER 31, 2001
                                   -------------------------------------------------------------
                                                OVER ONE YEAR
                                              THROUGH FIVE YEARS    OVER FIVE YEARS
                                              ------------------   ------------------
                                   ONE YEAR    FIXED    FLOATING    FIXED    FLOATING
                                   OR LESS     RATE       RATE      RATE       RATE      TOTAL
                                   --------   -------   --------   -------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Real estate -- construction......  $ 53,200   $ 5,315   $ 3,250    $   159    $  136    $ 62,060
Real estate -- commercial........    11,558    35,045    13,816     20,263     4,081      84,763
Real estate -- residential.......    19,219     9,458    13,478      6,955       639      49,749
Commercial.......................    19,442     4,980     5,376      1,160     1,172      32,130
Consumer.........................     1,743     4,243         0        563         0       6,549
                                   --------   -------   -------    -------    ------    --------
          Total loans(1).........  $105,162   $59,041   $35,920    $29,100    $6,028    $235,251
                                   ========   =======   =======    =======    ======    ========

---------------

(1) Total loans excludes $950,000 of unearned loan income. Net of unearned loan income, loans equaled $234.3 million.

                                                   DECEMBER 31, 2000
                             -------------------------------------------------------------
                                          OVER ONE YEAR
                                        THROUGH FIVE YEARS    OVER FIVE YEARS
                                        ------------------   ------------------
                             ONE YEAR    FIXED    FLOATING    FIXED    FLOATING
                             OR LESS     RATE       RATE      RATE       RATE      TOTAL
                             --------   -------   --------   -------   --------   --------
                                                (DOLLARS IN THOUSANDS)
Real
  estate -- construction...  $34,752    $ 4,434   $ 6,222    $ 2,139    $  108    $ 47,655
Real
  estate -- commercial.....    5,336     15,302     5,485     13,957     1,626      41,736
Real
  estate -- residential....   15,089      9,500     6,637     12,779       494      44,499
Commercial.................   16,965      5,677     5,740         50       991      29,423
Consumer...................    1,429      4,362        --        567        --       6,358
                             -------    -------   -------    -------    ------    --------
  Total loans(1)...........  $73,601    $39,275   $24,084    $29,492    $3,219    $169,671
                             =======    =======   =======    =======    ======    ========

---------------

(1) Total loans excludes $820,000 of unearned loan income. Net of unearned loan income, loans equaled $168.9 million.

     Nonperforming Assets. At December 31, 2001, the Company had $189,000 in nonperforming loans, defined as nonaccrual loans, loans accruing loans 90 days or more past due and restructured loans. At December 31, 2000, the Company did not have any nonperforming loans.

     Generally, a loan is placed on nonaccrual status and ceases accruing interest when, in management's opinion, there is an indication the borrower may be unable to make payments when they become due. Although interest income is not accrued on loans reclassified to nonaccrual status, interest income may be recognized on a cash basis if management expects collection in full of principal and interest. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed. Loans for which the accrual of interest has been discontinued amounted to $189,000 at December 31, 2001, and $0.00 at December 31, 2000 respectively.

     Nonperforming assets include nonperforming loans and other real estate owned -- OREO, also sometimes referred to as "foreclosed assets." Delinquent real estate loans are not reclassified as OREO until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs, or the recorded amount of the loan.

     Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual and charged-off loans. Alternatives for collection that are considered include foreclosure, collecting on guarantees, restructuring the loan or filing suit.

     The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................    $189           $ --
Other loans 90 days or more past due........................      --             --
                                                                ----           ----
Foreclosed assets...........................................      21            121
          Total nonperforming assets........................    $210           $121
                                                                ====           ====
Ratio of nonperforming and other loans 90 days or more past
  due to total loans........................................    0.08%          0.00%
Ratio of nonperforming assets to total loans plus other real
  estate....................................................    0.09%          0.07%
Ratio of nonperforming assets to total assets...............    0.07%          0.06%

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

     The total allowance for loan losses was $2.2 million at December 31, 2001, an increase of $300,000 from $1.9 million December 31, 2000. Management believes the increase in the allowance for loan losses was necessary given the overall growth in the loan portfolio.

     The Bank follows a loan review program whereby each loan is graded and assigned a risk grade. The Bank subsequently regrades each loan if necessary when new information becomes available. The grading procedure is based on six classifications, ranging from Grade 1, representing no significant risk, up to Grade 6, representing an anticipated 100% loss. Grading guidelines can be influenced by many factors, including the quality of the collateral and evaluation of key financial information of the borrower.

     The Bank maintains a classified loan list which includes Grade 3 through Grade 6 loans for the purpose of monitoring its loan portfolio and measuring its risk. Classified loans require more frequent monitoring that non-classified loans. Grades 1 and 2 loans are not included on the classified loan list. Grade 3 loans are designated as "specially mentioned." While "specially mentioned" loans do not have all the characteristics of "substandard" or "doubtful" loans, they include sufficient weakness to warrant special attention. Loans graded as Grade 4 "substandard" loans are characterized by the borrower's likely inability to meet present payment terms, increased operating losses or reduced cash flows. Grade 5 "doubtful" loans are similar to substandard loans but have deficient collateral. Grade 6 "loss" loans are loans in the process of being charged-off.

     Historically, the Bank used that grading process to determine the specific allowance for loan losses for classified loans. However, in 2001, the Bank revised its loan losses allocation methodology in order to bring its reserve practices more in line with the regulatory guidance contained in the recently issued Federal Financial Institutions Examinations Council (FFIEC) Interagency Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation dated July 2, 2001 (the "Policy Statement"). The Policy

Statement encourages specific reserves for "impaired loans" as set forth in FAS 114 and reasonable loss estimates for the remainder of the portfolio in accordance with FAS 5.

     Under the revised methodology, the allowance for loan losses for classified loans is based on specific reserves that are determined by estimating loss exposure on Grade 3-6 loans. Loss estimates are typically determined by comparing loan balances with collateral valuations, adjusted for factors such as holding costs and selling expenses. The allowance for loan losses for non-classified loans are determined by a formula-based reserve allocation broken down by product line and based on the perceived risk inherent in a given product type. For example, consumer loans are allocated a 1.5% allowance, real estate loans are allocated an allowance between .5% and .75% and commercial loans are allocated an allowance of 1.25%.

     The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Average loans outstanding...................................   $210,866     $146,326
                                                               ========     ========
Loans outstanding at end of period..........................   $234,301     $168,851
                                                               ========     ========
Allowance for loan losses at beginning of period............   $  1,949     $  1,411
Charge-offs:
  Real estate -- construction...............................         --           --
  Real estate -- commercial.................................        175           --
  Real estate -- residential................................          8           --
  Commercial................................................        372           46
  Consumer..................................................         94           44
                                                               --------     --------
          Total charge-offs.................................        649           90
Recoveries:
  Real estate -- construction...............................         --           --
  Real estate -- commercial.................................         --           --
  Real estate -- residential................................         --           --
  Commercial................................................          4           --
  Consumer..................................................         10            7
                                                               --------     --------
          Total recoveries..................................         14            7
Net (recoveries) charge-offs................................        635           83
Provision for loan losses...................................        850          621
                                                               --------     --------
Allowance for loan losses at end of period..................   $  2,164     $  1,949
                                                               ========     ========
Ratio of net charge-offs (recoveries) to average loans......       0.30%        0.06%
Ratio of allowance to end of period loans...................       0.92%        1.15%
Ratio of allowance to end of period nonperforming loans.....   1,144.97%          --

     The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans and certain other information at December 31, 2001 and December 31, 2000. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                             DECEMBER 31,
                                           -------------------------------------------------
                                                    2001                      2000
                                           -----------------------   -----------------------
                                                       PERCENTAGE                PERCENTAGE
                                           AMOUNT OF   OF LOANS TO   AMOUNT OF   OF LOANS TO
                                           ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS
                                           ---------   -----------   ---------   -----------
                                                       (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
  Real estate -- construction............   $  462         26.4%      $  273         28.1%
  Real estate -- commercial..............      707         36.0%         526         24.6%
  Real estate -- residential.............      237         21.1%         429         26.2%
  Commercial.............................      611         13.7%         604         17.3%
  Consumer...............................      147          2.8%         117          3.8%
                                            ------        -----       ------        -----
     Total allowance for loan losses.....   $2,164        100.0%      $1,949        100.0%
                                            ======        =====       ======        =====

     Management believes that the allowance for loan losses at December 31, 2001 is adequate to cover losses inherent in the loan portfolio at such date. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

     The following table summarizes the amortized cost and the distributions of securities held as of the dates indicated:

                                                               DECEMBER 31,
                                                   -------------------------------------
                                                         2001                2000
                                                   -----------------   -----------------
                                                   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                   -------   -------   -------   -------
                                                          (DOLLARS IN THOUSANDS)
Available for sale securities
  U.S. and government securities.................  $ 3,282     11.5%   $ 7,995     32.0%
  Mortgage-backed securities.....................   12,726     45.1      6,114     24.5
  State and municipal securities.................    9,226     32.7      9,414     37.6
  Corporate securities...........................    2,689      9.5      1,166      4.7
  Equity securities..............................      135      0.5        135      0.2
  Other investments..............................  $   181      0.7    $   181      0.7
                                                   -------    -----    -------    -----
     Total available for sale....................  $28,239    100.0%   $25,005    100.0%
                                                   =======    =====    =======    =====

     As of December 31, 2001, the entire investment portfolio is designated "available for sale." As of December 31, 2001, the amortized cost of the Company's total investment portfolio was $28.2 million, an increase of $3.2 million or 12.8% from $25.0 million December 31, 2000.

     The following table summarizes the contractual maturity of investment securities and their weighted average yields at December 31, 2001:

                                              AFTER ONE BUT    AFTER FIVE BUT
                               WITHIN ONE      WITHIN FIVE       WITHIN TEN
                                  YEAR            YEARS            YEARS        AFTER TEN YEARS        TOTAL
                             --------------   --------------   --------------   ---------------   ---------------
                             AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT    YIELD   AMOUNT    YIELD
                             ------   -----   ------   -----   ------   -----   -------   -----   -------   -----
                                                            (DOLLARS IN THOUSANDS)
U.S. and government
  securities...............  $ 500    6.00%   $2,050   6.04%   $ 732    6.10%   $    --   0.00%   $ 3,282   6.05%
Mortgage-backed
  securities...............     --      --      209    6.33    1,472    5.20     11,045   5.05     12,726   5.09
State and municipal
  securities(1)............     --      --      663    6.92    2,804    6.97      5,759   7.86      9,226   7.52
Corporate securities.......  1,024    6.30%   1,127    4.99      539    6.10         --     --      2,689   5.71
Equity securities and other
  investments(2)...........                                                         316   5.13        316   5.13
                             ------           ------           ------           -------           -------
    Total available for
      sale securities......  $1,524   6.20%   $4,049   5.91%   $5,547   6.30%   $17,120   6.00%   $78,239   6.05%
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

     Deposits. Although the Company raised funds through offerings of equity securities and borrowings in 2001, historically, the Company's primary source of funds has been customer deposits. Total deposits increased to $242.4 million at December 31, 2001 from $178.9 million at December 31, 2000, an increase of $63.5 million or 35.5%. This increase was a result of additional deposit growth at existing branches and the purchase of approximately $5.0 million in brokered deposits.

     Non-interest bearing deposits at December 31, 2001 increased $8.1 million or 24.5% to $41.2 million from $33.1 million at December 31, 2000. Interest-bearing deposits at December 31, 2001 were $201.2 million, an increase of $55.4 million or 38.0% from $145.8 million at December 31, 2000.

     The following table sets forth the distribution of the Company's deposits by type as of the date indicated:

                                                              DECEMBER 31,
                                                 ---------------------------------------
                                                        2001                 2000
                                                 ------------------   ------------------
                                                  AMOUNT    PERCENT    AMOUNT    PERCENT
                                                 --------   -------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Demand, non-interest bearing deposits..........  $ 42,210    17.00%   $ 33,095     18.5%
Demand, interest-bearing deposits..............   102,764    42.40      80,524     45.0
Savings........................................    12,573     5.19       8,898      5.0
Time, $100,000 and over........................    45,339    18.71      21,653     12.1
Other time.....................................    40,486    16.70      34,724     19.4
                                                 --------             --------
     Total deposits............................  $242,372    100.0%   $178,894    100.0%
                                                 ========             ========

     The following table presents the daily average balances for each major category of deposits and the weighted average interest rate paid on interest-bearing deposits for each of the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          2001              2000
                                                     ---------------   ---------------
                                                      AMOUNT    RATE    AMOUNT    RATE
                                                     --------   ----   --------   ----
                                                          (DOLLARS IN THOUSANDS)
Demand, interest-bearing deposits..................  $ 85,527   2.78%  $ 67,825   4.31%
Savings............................................    10,587   1.82      9,199   2.47
Time, $100,000 and over............................    41,531   5.69     22,107   6.08
Other Time.........................................    41,890   5.68     26,732   5.79
     Total interest-bearing deposits...............   179,535   4.07    125,863   4.81
Noninterest-bearing deposits.......................    35,253            31,186
                                                     --------          --------
     Total deposits................................  $256,678   2.85%  $157,049   3.86%
                                                     ========          ========

     The following table presents the amounts and maturity of certificates of deposit that had balances of $100,000 or more at December 31, 2001:

                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Remaining maturity Less than three months...................         $ 7,669
  Three months up to six months.............................          20,790
  Six months up to twelve months............................          11,173
  Twelve months and over....................................           5,707
     Total..................................................         $45,339
                                                                     =======

     Federal Funds Purchased and Other Borrowed Funds. Federal funds purchased averaged $5.8 million during 2001 compared with $5.4 million in 2000, a 6.5% increase, which was necessary to meet loan demand and asset growth. The average rate paid on federal funds decreased to 4.35% in 2001 compared with 6.36% in 2000. Total interest paid on federal funds purchased decreased by $94,000 or 27.2% in 2001 compared with 2000 despite the increase in federal funds purchased primarily because of the decrease in average rates paid. Leveraging the balance sheet through the use of borrowed funds during the past several years has had a significantly favorable effect on net interest income as a result of the positive spread between the yield on earning assets and cost of borrowed funds.

     During 2001, the Bank utilized short-term advances from the Federal Home Loan Bank as an additional source of funds. At December 31, 2001, the Bank had $18.0 million of these advances outstanding at interest rates ranging from 1.87% to 4.75%.

     At December 31, 2001, long-term debt equaled $11.2 million compared with $8.7 million at December 31, 2000. Other borrowed funds averaged $10.1 million during 2001 compared with $7.6 million during 2000. This increase was necessary to meet loan demand and to provide the Bank with additional capital. Based on these factors, interest expense on long-term debt increased by $44,000 or 7.8% in 2001 compared with 2000.

     The following table sets forth certain information regarding total borrowed funds at or for the periods indicated:

                                                               AT OR FOR THE PERIOD
                                                                ENDED DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Average balance outstanding.................................   $27,599      $24,798
Maximum amount outstanding at any month-end during the
  period....................................................   $39,969      $27,697
Balance outstanding at end of period........................   $29,246      $17,681
Weighted average interest rate during the period............      4.89%        6.66%

     Liquidity. The Company's liquidity policy provides management with guidelines to ensure that funds are available as needed to support asset growth or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. Due to the potential for unexpected fluctuations in deposits and loans, active management of liquidity is critical. In order to respond to these circumstances, sources of both on and off-balance sheet funding are in place.

     Traditionally, the Company has relied on sources such as cash on hand and loan and investment maturities to fund liquidity needs. The Company has chosen to expand its sources to include lines of credit and advances with the Federal Home Loan Bank and other correspondent banks.

     To enhance the Company's ability to manage liquidity, and in accordance with SFAS No. 115, Accounting for Certain Investment and Debt and Equity Securities, all investments are accounted for as available for sale. At December 31, 2001, these securities plus cash and cash equivalents totaled $39.5 million, which was 13.3% of total assets.

     Generally, investment securities which mature within one year can be converted into cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rates and, therefore, their liquidation value would tend to be more volatile relative to their book value.

     Capital Resources. Stockholders' equity increased to $15.0 million at December 31, 2001 from $10.6 million at December 31, 2000, an increase of $4.4 million or 40.7%. This increase was due primarily to net income of $1.9 million and the Company's issuance of 2,500 shares of series B preferred stock at a price of $1,000 per share during 2001.

     The following table provides a comparison of the leverage and risk weighted capital ratios of the Company and the Bank as of December 31, 2001 and December 31, 2000 to the minimum and well-capitalized regulatory standards:

                                                 TO BE WELL
                               MINIMUM           CAPITALIZED
                             REQUIRED FOR       UNDER PROMPT
                           CAPITAL ADEQUACY   CORRECTIVE ACTION    ACTUAL RATIO AT     ACTUAL RATIO AT
                               PURPOSES          PROVISIONS       DECEMBER 31, 2001   DECEMBER 31, 2000
                           ----------------   -----------------   -----------------   -----------------
Front Range Capital
  Corporation
  (consolidated)
  Leverage ratio.........       4.00%(1)              N/A               10.7%                6.0%
  Tier 1 risk-based
     capital ratio.......       4.00%                 N/A                6.6%                6.6%
  Risk-based capital
     ratio...............       8.00%                 N/A               10.7%               10.7%
Heritage Bank
Leverage ratio...........       4.00%(1)             5.00%               8.3%                8.3%
  Tier 1 risk-based
     capital ratio.......       4.00%                6.00                9.1%                9.1%
  Risk-based capital
     ratio...............       8.00%               10.00               10.1%               10.1%

---------------

(1) The Federal Reserve may require the Company and/or the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

     Interest Rate Sensitivity. The Company's asset liability management policy sets forth the necessary guidelines for managing the volume and mix of assets and other funding sources. In addition, the Company has established a system for monitoring its net interest rate sensitivity position.

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

     Interest rate risk management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers' fluctuating demands for funds, in terms of loan requests and deposit withdrawals.

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

     The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are reviewed by ALCO quarterly and are used to guide ALCO's asset liability strategy. ALCO guidelines approved by the Company's board of directors generally limit the estimated change in net interest margin over the succeeding 12 months. In the event the change exceeds 25 basis points of the forecasted net interest margin given a 200 basis points change in interest rates, the board will increase its scrutiny and may change its strategy if necessary. At December 31, 2001, the estimated effect of an immediate 200 basis point increase in rate was a decrease in forecasted net interest margin for 12 months of 17 basis points, which would result in a decrease in net interest income of $506,000. The estimated effect of an immediate 200 basis point decrease in rate was an increase in forecasted net interest margin for 12 months of 3 basis points, which would result in a decrease in net interest income of $98,000.

     The following table summarizes the Company's interest rate sensitivity analysis at December 31, 2001:

                                                     VOLUMES SUBJECT TO REPRICING WITHIN
                                        -------------------------------------------------------------
                                                    OVER THREE     OVER ONE
                                         THREE        MONTHS         YEAR
                                         MONTHS      THROUGH       THROUGH         OVER
                                        OR LESS      ONE YEAR     FIVE YEARS    FIVE YEARS    TOTAL
                                        --------    ----------    ----------    ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal Funds sold..................  $  1,250     $      0      $     0       $     0     $  1,250
  Investment securities...............     6,905        1,360        4,049        15,609       27,923
  Loans...............................   131,404       14,381       60,729        28,737      235,251
                                        --------     --------      -------       -------     --------
          Total interest-earning
            assets....................  $139,559     $ 15,741      $64,778       $44,346     $264,424
Interest-bearing liabilities:
  Deposits
     Demand, interest-bearing.........   102,764            0            0             0      102,764
     Savings..........................    12,573            0            0             0       12,573
     Certificates of deposit..........    28,094       47,972        9,467           292       85,825
  Federal Funds purchased.............         0            0            0             0            0
  Other short-term borrowings.........    12,000        6,000            0             0       18,000
  Long-Term debt......................         0            0        3,465         7,781       11,246
  Trust preferred securities..........         0            0            0         9,200        9,200
                                        --------     --------      -------       -------     --------
          Total interest-bearing
            liabilities...............  $155,431     $ 53,972      $12,932       $17,273     $239,608
                                        --------     --------      -------       -------     --------
Interest rate gap.....................  $(15,872)    $(38,231)     $51,846       $27,073     $ 24,816
                                        ========     ========      =======       =======     ========
Cumulative period gap.................  $ 15,872     $(54,103)     $(2,257)      $24,816
                                        ========     ========      =======       =======
Cumulative period gap to total
  assets..............................     (5.33)%     (18.15)%      (0.76)%        8.33%
                                        ========     ========      =======       =======

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

     As the sole stockholder of the Bank, the Company is entitled to dividends declared by the Bank's board of directors, out of funds legally available to pay dividends, and subject to the restrictions imposed by banking regulations. Generally, a Colorado-chartered banking corporation, which is a member of the Federal Reserve, may make quarterly distributions provided such distributions do not exceed the lesser of the Bank's retained earnings or the Bank's net income for the last three fiscal years, including the current year, less the amount of any distributions made by the Bank to its stockholders during that three-year period. Banking regulators may order a Bank to refrain from making a proposed distribution when, in the regulators' opinions, the payment of the distribution would constitute an unsafe or unsound practice. As of December 31, 2001, the Bank had approximately $5.0 million available for dividends.

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

                                    PART III

9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's executive officers and directors and the executive officers and directors of the Bank:

                                 POSITION WITH FRONT RANGE
NAME                       AGE      CAPITAL CORPORATION      POSITION WITH HERITAGE BANK
----                       ---   -------------------------   ---------------------------
Robert L. Beauprez.......  53    Chairman of the Board;      Chairman of the Board;
                                 President                   Chief Executive Officer and
                                                             President
Claudia A. Beauprez......  51    Director; Secretary and     Director; Secretary
                                 Treasurer
Alice M. Bier............  48    Chief Financial Officer,    Chief Operating Officer
                                 Assistant Secretary
William A. Mitchell,       42    Vice President              Executive Vice President
  Jr. ...................
William L. Armstrong       35    Director                    Director
  III....................
Victor Fruehauf..........  65    Director                    Director
Larry W. Gibson..........  61    Director                    Director; Senior Vice
                                                             President
William G. Hofgard.......  69    Director                    Director
Donald E. Imel...........  70    Director                    Director
W. Bruce Joss............  52    Director                    Director
Edwin Kanemoto...........  52    Director                    Director
Robert W. Lathrop........  62    Director                    Director

     On July 18, 2001, the Board of Directors, in accordance with the Articles of Incorporation, as amended, increased the number of authorized directors from 8 to 10 directors and appointed Edwin Kanemoto and William L. Armstrong III to fill the vacancies created by the increase in the number of authorized directors. The ten directors that serve on the Company's board of directors also comprise the board of directors of the Bank. Each of the Company's and the Bank's executive officers serves at the discretion of the respective board of directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the board of directors and hold office until their successors are appointed or until their resignation or removal.

     Robert and Claudia Beauprez are husband and wife. There are no family relationships among any of the other directors and executive officers of the Company or the Bank.

     Robert L. Beauprez has been the President and a director of the Company since 1990. He was elected Chairman of the Board in July 1993. He has served as Chief Executive Officer of the Bank since 1995. Prior to that, he was a partner in his family's dairy farming business in Lafayette, Colorado. He also served as a director of Bank One-Louisville Center, formerly Affiliated First National Bank of Louisville, for 13 years prior to 1990. Mr. Beauprez formerly served as Chairman for the Colorado Republican Party and as chairman of his county party and congressional district. He currently serves on the Boulder Community Hospital Foundation board of trustees. He has also served as Chairman of the Board of the Independent Bankers of Colorado and as vice chairman of the Independent Bankers of America Policy Development Committee and Federal Legislation Committee. In addition, Mr. Beauprez was recently elected as a director of Investors Independent Trust Company. Mr. Beauprez' other community activities include work with the St. Louis Church Finance Committee, Long's Peak Council Boy Scouts of America, Student Venture, Boulder County Advisory Council, St. Louis School Board and several other community organizations. Mr. Beauprez has recently announced his candidacy for the newly created U.S. Congressional seat in the 7th Congressional District for Colorado.

     Claudia A. Beauprez has been Secretary, Treasurer and a director of the Company since 1991 and a director of the Bank since 1990. She is a part-time employee of the Bank, serving as an administrative assistant. Mrs. Beauprez was a licensed real estate agent from 1992 to 1998 and was active in the family dairy farming business in Lafayette, Colorado prior to joining the Company. Ms. Beauprez received a Bachelor's degree in education from the University of Colorado in 1971. She is a former president of St. Louis Catholic School Board and is currently a Stephens Minister at St. Louis Catholic Church. Ms. Beauprez volunteers her time assisting with the elderly and shut-ins in nursing homes; is a Health Room Aide at Centaurus High School, and volunteers with the American Cancer Society.

     Alice M. Bier became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for several years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early in 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Ms. Bier has worked in the banking industry since 1971. Ms. Bier has been an active member in several community organizations, including Coal Creek Rotary, Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers' Network and Hospice of Boulder. Ms. Bier is also a member of the Boulder County Treasurer's Investment Advisory Committee.

     William A. Mitchell, Jr. became Vice President of the Company in 2000 and Executive Vice President of the Bank in 1998. He manages the Bank's loan and investment functions as well as the branch presidents and branch managers. Prior to joining the Bank, Mr. Mitchell served as President and a director of First Community Industrial Bank, a Washington Mutual company in Denver, managing a $275 million banking organization with 11 branch locations in three states. In addition, he supervised a $200 million home equity company based in California for Washington Mutual. Prior to that, he worked for six years as a branch manager for Chrysler First Financial Services in Aurora, Colorado, where he managed a $50 million branch consumer finance institution. Mr. Mitchell serves as a director of the Colorado State Banking Board, the Independent Bankers of Colorado and Bankers' Bank of the West. He also serves as a director of the Boulder Adopt a School program and as a trustee of the Boy Scouts of America, Longs Peak Council.

     William L. Armstrong III has been a director of the Company and the Bank since 2001. He is a shareholder and Executive Vice-President of Cherry Creek Mortgage Company, where he has served as a senior executive for the past nine years. Mr. Armstrong's primary focus at that firm is its hedging functions, product development, trading, pricing and loan structuring. His other business initiatives include a title company, real estate appraisal company and a reinsurance company. Mr. Armstrong served on the National Board of Directors of Enterprise Development International, a non-profit organization and managed the re-election campaign for Colorado State Senator John Andrews.

     Victor Fruehauf has been a director of the Company since 1995 and a director of the Bank since 1994. He is the Chairman of the Board and a director of Fruehauf Plant and Garden Center, a privately-owned company in Boulder, Colorado that sells plants, flowers, giftware, outdoor furniture, nursery stock and other related products. Mr. Fruehauf also is the general partner of a family limited partnership that develops, owns and operates a small shopping mall in Boulder, Colorado. Prior to his experience with Fruehauf Plant and Garden Center, Mr. Fruehauf served in various personnel and labor relations capacities with Dow Chemical Company. He previously served for seven years on the board of directors of Colorado National Bank -- Boulder. Four of those years, he served as Chairman of the Board of the East Boulder Branch of Colorado National Bank.

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

     Edwin Kanemoto has been a director of the Company since 2001. He is a licensed real estate broker for Prudential LTM, Realtors, where he has been associated since May of 1989. Prior to his tenure at Prudential LTM Realtors, Mr. Kanemoto was a realtor with Moore Realty, and before that, he was Vice President and co-owner of Title Realty Executives, Inc. Prior to his experience in real estate, Mr. Kanemoto worked in the banking industry from 1972 through 1977. He is a former director of United Bank of Longmont and Norwest Bank of Longmont. He was also Chairman of the Boards of the Longmont Area Chamber and Longmont United Hospital.

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

  a. OPERATION OF THE BOARD OF DIRECTORS

     The Company's board of directors has established a compensation committee. In addition, the boards of directors of the Company and the Bank have established audit committees. The purpose of the audit committees is to review the general scope of the audit conducted by the Company's independent auditors and matters relating to internal control systems. In performing this function, the audit committees review reports from the independent auditors and meet separately with representatives of senior management. Both the Company's and the Bank's audit committees are comprised of Messrs. Joss, Lathrop and Hofgard, none of whom is an executive officer of the Company or the Bank and the majority of whom are independent directors. Each member of the audit committee is able to read and understand fundamental financial statements and at least one member has past experience in finance or accounting or comparable experience that results in financial sophistication. The compensation committee has the limited role of making recommendations to the board of directors with respect to the compensation of the Company's executive officers. The compensation committee is comprised of Messrs. Fruehauf, Lathrop and Imel, each of whom is an outside director.

  b. INDEMNIFICATION, INSURANCE AND LIMITATION OF LIABILITY

     Under its Articles of Incorporation and Bylaws, the Company provides for indemnification, to the maximum extent permitted by law, of any person who is or was a director, officer, agent, fiduciary or employee of the Company or the Bank against any claim, liability or expense arising against him or her because he or she is or was a director, officer, agent, fiduciary or employee or was serving another entity as a director, officer, partner, trustee, employee or fiduciary at the Bank's or the Company's request. The Company also maintains director and officer insurance on behalf of any individual who is or was a director, officer, employee, fiduciary or agent against any claims or liability asserted against him or her arising out of his or her capacity or status as such.

     The Company has also provided for the limitation of personal liability of any director for breach of fiduciary duty unless the director

          i. breaches his duty of loyalty;

          ii. engages in intentional misconduct or knowing violation of law;

          iii. votes for a distribution in violation of Colorado law if the director did not perform his or her duties in compliance with Colorado law; or

          iv. engages in any transaction from which the director directly or indirectly derives an improper personal benefit.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company, the Bank or the Trust pursuant to the foregoing provisions, or otherwise, the Company, the Bank and the Trust have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company, the Bank or the Trust of expenses incurred or paid by a director, officer, or controlling person of the Company, the Bank or the Trust in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, each of the Company, the Bank and the Trust will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

  c. EMPLOYMENT AGREEMENTS

     Neither the Company nor the Bank has entered into any employment agreements with any of its respective executive officers or directors.

  d. DIRECTOR COMPENSATION

     Directors of the Company receive no compensation for their services. However, in 2001 directors of the Bank, who are not also executive officers of the Bank, received $600 per month for their service on the board, whether or not they attended board meetings. As of January 1, 2002, directors, who are not also executive officers, receive $1,000 per month for their service on the board. No additional compensation is paid for serving on a committee. Directors of the Bank, who are also Bank officers, receive no additional compensation for their role as directors. Mr. Lathrop receives additional compensation for inspecting and verifying the value of collateral that secures loans.

10.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation paid to or accrued on behalf of the President and other executive officers who earned more than $100,000 in salary and bonuses for 2001:

NAME AND PRINCIPAL POSITION        YEAR     SALARY        BONUS      ALL OTHER COMPENSATION
---------------------------        ----   -----------   ----------   ----------------------
Robert L. Beauprez, President of
  the company; Chief Executive
  Officer and President of the
  Bank...........................  2001   $177,642.90   $65,625.00         $34,159.10(1)
William A. Mitchell, Jr., Vice
  President of the Company;
  Executive Vice President of the
  Bank...........................  2001   $108,967.84   $30,000.00         $12,412.45(2)
Alice M. Bier, Chief Financial
  Officer of the Company, Chief
  Operating Officer of the
  Bank...........................  2001   $105,003.06   $30,000.00         $10,545.26(3)
Mark D. Pingrey, President LODO
  Branch.........................  2001   $ 84,852.59   $16,590.00         $22,253.03(4)
Stephanie K. Jensen, Mortgage
  Loan Officer...................  2001   $115,101.00   $     0.00         $ 3,453.04(5)

---------------

(1) Consists of contributions by the Company of $6,848.19 to its 401(k) plan, $26,965.08 to its Executive Retirement Plan and $345.83 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(2) Consists of contributions by the Company of $4,095.53 to its 401(k) plan, $8,118.96 to its Executive Retirement Plan and $197.90 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(3) Consists of contributions by the Company of $3,982.59 to its 401(k) plan, $6,255.96 to its Executive Retirement Plan and $306.71 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(4) Consists of contributions by the Company of $3,019.63 to its 401(k) plan, $18,455.04 to its Executive Retirement Plan and $778.36 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(5) Consists of contributions by the Company of $3,453.04 to its 401(k) plan, $0.00 to its Executive Retirement Plan and $0.00 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

  a. STOCK OPTION PLANS

     The Company does not have any stock option plans for any of its officers, directors or other employees at this time, although management may consider submitting such a plan to a vote of the shareholders in the future.

  b. BENEFIT PLAN

     In 1995, the Bank established a contributory pension benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. A participating employee may contribute up to 100% of total compensation up to the legal maximum in a given year and may make rollover contributions from other qualified plans. The Bank matches its employees' contributions up to 3% of such employee's total compensation. The benefit plan includes a "safe harbor" which allows the Bank to make a voluntary contribution of up to 3% of eligible employees' compensation, even if the employee does not also make a contribution. Benefits are payable upon retirement and participants are subject to vesting requirements. The benefit plan files Form 5500-C with the Internal Revenue Service. The Bank contributed $99,820.72 and $74,876.00 into the plan in 2001 and 2000, respectively.

  c. RETIREMENT PLANS

     The Bank established an Executive Retirement Plan, an Indexed Salary Continuation Plan and a split Dollar Life Insurance Plan for certain executive officers who are selected to participate by a committee whose sole function is to select those officers to be given the opportunity to become participants under either or both of the plans.

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

     Indexed Salary Continuation Plan and Split Dollar Life Insurance Plan. The Bank established an Indexed Salary Continuation Plan in 1998. The index plan provides supplemental retirement benefits to certain of the Bank's executive officers, including Messrs. Beauprez, Mitchell and Gibson and Ms. Bier. Pursuant to the terms of the index plan and a related Split Dollar Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten year period following such person's retirement from the Bank.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 27, 2002, by (1) each of the Company's directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the Common Stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares and the address of each shareholder is the same as the Company's address. There are no arrangements which upon operation at a subsequent date would result in a change of control of the Company or the Bank.

                                                                 SHARES         PERCENTAGE
                                                              BENEFICIALLY     BENEFICIALLY
NAME AND ADDRESS                                                OWNED(1)         OWNED(1)
----------------                                              ------------     ------------
Robert L. and Claudia A. Beauprez...........................     441,936(2)        27.7%
Alice M. Bier...............................................       1,500              *
William A. Mitchell, Jr. ...................................       5,000(3)           *
William L. Armstrong III....................................       3,200              *
Victor Fruehauf.............................................      20,000            1.3%
Larry W. Gibson.............................................      25,260            1.6%
William G. Hofgard..........................................      27,000(5)         1.7%
Donald Imel.................................................     108,960(6)         6.8%
Edwin Kanemoto..............................................       1,000              *
W. Bruce Joss...............................................       6,000(7)           *
Robert W. Lathrop...........................................       6,400(8)           *
Directors and executive officers as a group (11 persons)....     646,256           40.5%

---------------

 *  Indicates ownership which does not exceed 1.0%

(1) The percentage beneficially owned was calculated based on 1,595,644 shares of common stock issued and convertible preferred stock outstanding. However, with respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently outstanding 5,500 shares of 1987 series A preferred stock and 5,000 shares of 1988 Series A Preferred Stock that are convertible into Common Stock on a one-for-one basis.

(2) Includes 288,013 shares of common stock and 4,416 shares of preferred stock convertible into shares of common stock on a one-to-one basis held of record jointly by Robert L. Beauprez and his wife, Claudia A. Beauprez. This total does not include 3,765 shares owned solely by Claudia A. Beauprez, to which Mr. Beauprez disclaims any beneficial ownership.

(3) These shares are held of record jointly by Mr. Mitchell and his wife, Leigh Ann Mitchell.

(5) Includes 16,667 shares held of record by Resources Trust Co. for the benefit of William G. Hofgard.

(6) Includes 6,500 shares held of record by the Imel Family LLC, of which Mr. Imel is a principal and 4,417 shares of preferred stock, which are convertible into shares of common stock on a one-for-one basis.

(7) Consists of 5,500 shares held of record jointly by Mr. Joss and his wife and 500 shares held of record by Mr. Joss' wife.

(8) Includes 3,000 shares held of record by Smith Barney Shearson as IRA Custodian for the benefit of Robert W. Lathrop. Also includes 1,000 shares held of record by Edward Jones as Custodian for the benefit of Mr. Lathrop's wife, Carol D. Lathrop.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank leases the Pearl Street branch in Boulder from Fruehauf Investments, Ltd., in which Victor Fruehauf, a director of the Company and the Bank, is a principal. The lease is for a ten-year term beginning on October 1, 1994, with one five-year extension option. The monthly rent for the year 2002 is $9,874.99, subject to annual increases.

     The Company employs the law firm of Rautenstraus and Joss, P.C. from time to time. W. Bruce Joss, a director of the Company and the Bank, is a principal of Rautenstraus and Joss, P.C. In 2001, the Company paid a total of $79,925.03 in fees to Rautenstraus and Joss, P.C. The Company also employs Hofgard & Co., Inc., from time to time. William G. Hofgard, a director of the Company and the Bank, is a principal of Hofgard & Co., Inc. In 2001, the Company paid Hofgard & Co., Inc. a total of $1,661.75.

     Further, some of the Company's directors, executive officers and shareholders who own 5% or more of the Company's Common Stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are occasionally the Bank's customers. During 2001, the Bank made loans in the ordinary course of business to the directors, executive officers and principal shareholders and their associates in the aggregare amount of approximately $557,304. It is the policy of the Company and the Bank that if such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features. The loans noted in this paragraph were made on substantially those terms. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. The Company and the Bank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.

                                    PART IV

12. EXHIBITS, AND REPORTS ON FORM 8-K

     a. Index to Financial Statements:

          i. A list of the consolidated financial statements of Registrant incorporated herein is included in Item 7 of this Report.

          ii. The following documents are filed as exhibits to this Report:

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1(a)*   --    Articles of Incorporation of Front Range Capital
                 Corporation.
 3.1(b)**  --    Articles of Third Amendment to the Articles of
                 Incorporation.
 3.2*      --    Bylaws of Front Range Capital Corporation
 4.1*      --    Form of Indenture by and between Front Range Capital
                 Corporation and Wilmington Trust Company
 4.2*      --    Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)
 4.3*      --    Certificate of Trust of Front Range Capital Trust I, as
                 amended and restated
 4.4*      --    Trust Agreement between Front Range Capital Corporation,
                 Wilmington Trust Company and the Administrative Trustees
                 named therein
 4.5*      --    Form of Amended and Restated Trust Agreement between Front
                 Range Capital Corporation and Wilmington Trust Company and
                 the Administrative Trustees named therein
 4.6*      --    Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
 4.7*      --    Form of Trust Preferred Securities Guarantee Agreement
                 between Front Range Capital Corporation and Wilmington Trust
                 Company

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 4.8*      --    Revised Form of Agreement of Expenses and Liabilities
                 (included as an exhibit to Exhibit 4.5)
10.1*      --    Lease Agreement between Lafayette State Bank and Fruehauf
                 Investments Ltd.
10.2*      --    Lease Agreement between Heritage Bank and 901 Walnut Street,
                 LLC
10.3***    --    Sublease Agreement between Heritage Bank and eStarcom, Inc.
10.4***    --    Lease Agreement between Heritage Bank and Columbine West LLC
10.5*      --    Promissory Note by Front Range Capital Corporation payable to Bankers' Bank of the West
10.7*      --    Amendment and Restatement of Executive Retirement Plan of
                 Heritage Bank
10.8*      --    Indexed Salary Continuation Plan of Heritage Bank
10.9*      --    Flexible Premium Life Insurance Endorsement Method Split
                 Dollar Plan Agreement
21.1*      --    List of Subsidiaries of Front Range Capital Corporation
23.1       --    Report of Fortner, Bayens, Levkulich and Co., P.C.
24.1       --    Power of Attorney (included on page 40)

---------------

* Previously filed with the Company's Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

** Previously filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

*** Previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 13, 2001 and incorporated herein by reference.

          iii. Reports on Form 8-K.

          None.

                 FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

                                                              PAGE
                                                              ----
Independent Auditors' Report on the Consolidated Financial
  Statements................................................  F-2
Consolidated Balance Sheets for the Years Ended December 31,
  2001 and 2000.............................................  F-3
Consolidated Statements of Income for the Years Ended
  December 31, 2001 and 2000................................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2001 and 2000....................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001 and 2000................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Front Range Capital Corporation
  and Subsidiaries
Louisville, Colorado

     We have audited the accompanying consolidated balance sheets of Front Range Capital Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
February 21, 2002

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Cash and due from banks.....................................  $  9,980,000   $  9,184,000
Federal funds sold..........................................     1,250,000             --
                                                              ------------   ------------
          Cash and cash equivalents.........................    11,230,000      9,184,000
Securities available for sale...............................    28,290,000     24,833,000
Nonmarketable securities....................................     2,626,000      1,464,000
Loans, net of unearned income...............................   234,301,000    168,851,000
Less allowance for loan losses..............................    (2,164,000)    (1,949,000)
                                                              ------------   ------------
          Net loans.........................................   232,137,000    166,902,000
Foreclosed assets...........................................        21,000        121,000
Premises and equipment, net.................................    14,937,000      7,884,000
Accrued interest receivable.................................     1,293,000      1,243,000
Deferred income taxes.......................................     1,099,000        963,000
Other assets................................................     6,417,000      4,765,000
                                                              ------------   ------------
                                                              $298,050,000   $217,359,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
     Non-interest bearing...................................  $ 41,210,000   $ 33,095,000
     Interest-bearing.......................................   201,162,000    145,799,000
                                                              ------------   ------------
          Total deposits....................................   242,372,000    178,894,000
  Other short-term funds borrowed...........................    18,000,000      9,000,000
  Income taxes payable......................................            --        335,000
  Long-term debt............................................    11,246,000      8,681,000
  Accrued interest payable..................................       666,000        505,000
  Other liabilities.........................................     1,609,000      1,316,000
                                                              ------------   ------------
          Total liabilities.................................   273,893,000    198,731,000
Company obligated manditorily redeemable preferred
  securities of subsidiary trust holding solely Junior
  Subordinated Debentures...................................     9,200,000      8,000,000
Commitments and contingencies (notes F, M and N)
Stockholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001
     par value; issued 14,317 and 11,817 shares,
     respectively...........................................            --             --
  Common stock, authorized 200,000,000 shares of $.001 par
     value; 1,327,744 shares issued and outstanding.........         1,000          1,000
  Capital surplus...........................................     8,233,000      5,733,000
  Retained earnings.........................................     6,691,000      5,002,000
  Accumulated other comprehensive income (loss).............        32,000       (108,000)
                                                              ------------   ------------
                                                                14,957,000     10,628,000
                                                              ------------   ------------
                                                              $298,050,000   $217,359,000
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                                 2001          2000
                                                              -----------   -----------
Interest and dividend income
  Loans, including fees.....................................  $20,257,000   $16,000,000
  Investment securities
     Taxable................................................    1,053,000       975,000
     Non-taxable............................................      441,000       444,000
  Dividends.................................................      144,000       110,000
  Federal funds sold and other..............................       27,000         7,000
                                                              -----------   -----------
          Total interest income.............................   21,922,000    17,536,000
Interest expense Deposits...................................    7,319,000     6,055,000
  Federal funds purchased...................................      251,000       346,000
  Other short-term funds borrowed...........................      497,000       430,000
  Long-term debt............................................      600,000       875,000
  Trust preferred securities................................    1,106,000         7,000
                                                              -----------   -----------
          Total interest expense............................    9,773,000     7,713,000
                                                              -----------   -----------
Net interest income.........................................   12,149,000     9,823,000
Provision for loan losses...................................      850,000       621,000
                                                              -----------   -----------
Net interest income after provision for loan losses.........   11,299,000     9,202,000
Noninterest income
  Customer service fees.....................................    1,219,000     1,058,000
  Net gain on sales of investment securities................       25,000            --
  Loan origination fees.....................................      691,000       240,000
  Other.....................................................      359,000       188,000
                                                              -----------   -----------
          Total noninterest income..........................    2,294,000     1,486,000
Noninterest expenses
  Salaries and employee benefits............................    6,178,000     4,745,000
  Occupancy expense.........................................    1,052,000       896,000
  Furniture and equipment...................................      728,000       603,000
  Data processing...........................................      584,000       560,000
  Other general and administrative..........................    2,481,000     1,821,000
                                                              -----------   -----------
          Total noninterest expenses........................   11,023,000     8,625,000
                                                              -----------   -----------
Income before income taxes..................................    2,570,000     2,063,000
Income tax expense..........................................      710,000       573,000
                                                              -----------   -----------
NET INCOME..................................................  $ 1,860,000   $ 1,490,000
                                                              ===========   ===========
EARNINGS PER SHARE
  Basic.....................................................  $      1.27   $      1.10
                                                              ===========   ===========
  Diluted...................................................  $      1.26   $      1.09
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                                                       COMPREHENSIVE
                                       PREFERRED    COMMON    CAPITAL      RETAINED       INCOME
                                         STOCK      STOCK     SURPLUS      EARNINGS       (LOSS)          TOTAL
                                       ----------   ------   ----------   ----------   -------------   -----------
BALANCE AT DECEMBER 31, 1999.........  $       --   $1,000   $4,616,000   $3,537,000     $(692,000)    $ 7,462,000
Conversion of notes payable to 2000
  Preferred Stock....................          --      --     1,317,000           --            --       1,317,000
Redemption of 2000 Preferred Stock...          --      --      (200,000)          --            --        (200,000)
Comprehensive income
  Net income.........................          --      --            --    1,490,000            --       1,490,000
  Change in net unrealized gain
     (loss) on securities available
     for sale, net of taxes..........          --      --            --           --       584,000         584,000
                                                                                                       -----------
       Total comprehensive income....                                                                    2,074,000
Dividends declared on 2000 Preferred
  Stock..............................          --      --            --      (25,000)           --         (25,000)
                                       ----------   ------   ----------   ----------     ---------     -----------
BALANCE AT DECEMBER 31, 2000.........          --   1,000     5,733,000    5,002,000      (108,000)     10,628,000
Sale of 2000 Preferred Stock.........          --      --     2,500,000           --            --       2,500,000
Comprehensive income
  Net income.........................          --      --            --    1,860,000            --       1,860,000
  Change in net unrealized gain
     (loss) on securities available
     for sale, net of taxes..........          --      --            --           --       140,000         140,000
                                                                                                       -----------
       Total comprehensive income....                                                                    2,000,000
Dividends declared on 2000 Preferred
  Stock..............................          --      --            --     (171,000)           --        (171,000)
                                       ----------   ------   ----------   ----------     ---------     -----------
BALANCE AT DECEMBER 31, 2001.........  $       --   $1,000   $8,233,000   $6,691,000     $  32,000     $14,957,000
                                       ==========   ======   ==========   ==========     =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  1,860,000   $  1,490,000
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation and amortization...........................       850,000        725,000
    Net amortization of securities..........................        60,000         32,001
    Provision for loans losses..............................       850,000        621,000
    Deferred income tax benefit.............................      (219,000)      (310,000)
    Net change in:
      Accrued interest receivable...........................       (50,000)      (372,001)
      Other assets..........................................    (1,499,000)      (861,000)
      Income taxes payable..................................      (368,000)       200,000
      Accrued interest payable..............................       161,000        109,000
      Other liabilities.....................................       293,000        372,000
                                                              ------------   ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........     1,938,000      2,006,000
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available for sale securities
    Sales...................................................     7,651,000        600,000
    Maturities, prepayments and calls.......................     4,288,000      1,573,000
    Purchases...............................................   (15,208,000)    (4,103,000)
  Purchases of nonmarketable securities.....................    (1,162,000)      (549,000)
  Loan originations and principal collections, net..........   (66,085,000)   (38,226,000)
  Additions to premises and equipment.......................    (7,903,000)    (1,512,000)
  Proceeds from sale of foreclosed assets...................        15,000             --
                                                              ------------   ------------
         NET CASH USED IN INVESTING ACTIVITIES..............   (78,404,000)   (42,217,000)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided (used) by
    Deposits................................................    63,478,000     36,968,000
    Federal funds purchased.................................            --     (9,200,000)
    Short-term borrowings...................................     9,000,000      9,000,000
  Proceeds from the issuance long-term debt.................     3,950,000      1,285,000
  Repayment of long-term debt...............................    (1,385,000)    (3,914,000)
  Cash dividends paid on 2000 Preferred Stock...............      (171,000)       (25,000)
  Net proceeds from issuance of Trust Preferred
    Securities..............................................     1,140,000      7,600,000
  Proceeds from the issuance of 2000 Preferred Stock........     2,500,000
  Proceeds from the issuance of common stock................            --       (200,000)
                                                              ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..........    78,512,000     41,514,000
                                                              ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     2,046,000      1,303,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     9,184,000      7,881,000
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 11,230,000   $  9,184,000
                                                              ============   ============
  Supplementary disclosures of cash flow information
    Cash paid during year for Interest......................  $  9,612,000   $  7,604,000
    Income taxes............................................       927,000        749,000

  The accompanying notes are an integral part of these consolidated financial statements.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

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

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES on the sale of securities are recorded on the trade date and are determined using the specific identification method.

NONMARKETABLE SECURITIES

     The Company's investment in the stock of nonmarketable securities are recorded at cost.

LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

     The Company grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the greater Denver-Boulder metropolitan area. The ability of the Company's borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

TRUST PREFERRED SECURITIES ISSUANCE COSTS

     Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized. These costs totaling $875,000 at December 31, 2001 are amortized on a straight-line basis over a ten-year period. Accumulated amortization and amortization expense as of and for the year ended December 31, 2001 was $88,000.

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

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

     Earnings per common share have been computed based on the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Net income..................................................  $1,860   $1,490
Less preferred stock dividends..............................     171       25
                                                              ------   ------
Net income applicable to common stock.......................  $1,689   $1,465
                                                              ======   ======
Average number of common shares outstanding.................   1,328    1,328
Effect of dilutive convertible preferred....................      11       11
                                                              ------   ------
Average number of common shares outstanding used to
  calculate diluted earnings per common share...............  $1,339   $1,339
                                                              ======   ======

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

     The components of other comprehensive income and related tax effects are as follows:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2001     2000
                                                              -----   ------
                                                              (IN THOUSANDS)
Unrealized holding gains on available for sale securities...  $222    $ 932
Tax effect..................................................   (82)    (348)
                                                              ----    -----
       Net-of-tax amount....................................  $140    $ 584
                                                              ====    =====

DERIVATIVE INSTRUMENTS

     In 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (the Statement). The Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation.

     FASB Statement No. 133 generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.

     Management has evaluated the impact of adopting the Statement on the financial statements and has determined that the Company has no material instruments or contracts subject to its provisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transactions initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

NOTE B -- CASH AND DUE FROM BANKS

     The Bank is required by the Federal Reserve Bank to maintain an average reserve balance. "Cash and due from banks" in the consolidated balance sheet at December 31, 2001 and 2000 includes amounts so restricted of approximately $2,521,000 and $1,191,000, respectively.

NOTE C -- SECURITIES

     The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

                                                        DECEMBER 31, 2001
                                       ---------------------------------------------------
                                                       GROSS        GROSS
                                        AMORTIZED    UNREALIZED   UNREALIZED
                                          COST         GAINS        LOSSES     FAIR VALUE
                                       -----------   ----------   ----------   -----------
Securities Available for Sale
  U.S. Government agency
     securities......................  $ 3,282,000    $103,000    $  (7,000)   $ 3,378,000
  Mortgage-backed securities.........   12,726,000      57,000      (58,000)    12,725,000
  State and municipal securities.....    9,226,000      93,000     (110,000)     9,209,000
  Corporate securities...............    2,689,000       4,000       (6,000)     2,687,000
  Equity securities..................      135,000          --           --        135,000
  Other investments..................      181,000          --      (25,000)       156,000
                                       -----------    --------    ---------    -----------
                                       $28,239,000    $257,000    $(206,000)   $28,290,000
                                       ===========    ========    =========    ===========

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                                                        DECEMBER 31, 2000
                                       ---------------------------------------------------
                                                       GROSS        GROSS
                                        AMORTIZED    UNREALIZED   UNREALIZED
                                          COST         GAINS        LOSSES     FAIR VALUE
                                       -----------   ----------   ----------   -----------
Securities Available for Sale
  U.S. Treasury securities...........  $   500,000    $     --    $  (1,000)   $   499,000
  U.S. Government agency
     securities......................    7,495,000      47,000       (4,000)     7,538,000
  Mortgage-backed securities.........    6,114,000      29,000      (74,000)     6,069,000
  State and municipal securities.....    9,414,000      53,000     (199,000)     9,268,000
  Corporate securities...............    1,166,000       3,000           --      1,169,000
  Equity securities..................      135,000          --           --        135,000
  Other investments..................      181,000          --      (26,000)       155,000
                                       -----------    --------    ---------    -----------
                                       $25,005,000    $132,000    $(304,000)   $24,833,000
                                       ===========    ========    =========    ===========

     The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001 follows:

                                                                COST       FAIR VALUE
                                                             -----------   -----------
Due in one year or less....................................  $ 1,525,000   $ 1,541,000
Due after one year through five years......................    3,840,000     3,940,000
Due after five years through ten years.....................    4,074,000     4,079,000
Due after ten years........................................    5,939,000     5,870,000
                                                             -----------   -----------
                                                              15,378,000    15,430,000
Mortgage-backed securities.................................   12,726,000    12,725,000
                                                             -----------   -----------
                                                             $28,104,000   $28,155,000
                                                             ===========   ===========

     Gross realized gains amounted to $44,000 and gross realized losses amounted to $19,000 in 2001. There were no realized gains or losses in 2000.

     Investment securities with carrying values of approximately $16,500,000 and $8,800,000 were pledged at December 31, 2001 and 2000, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

NOTE D -- FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK

     The Bank, as a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka, is required to maintain an investment in the capital stock of each. No ready market exists for such stock, and they have no quoted market values. For reporting purposes, this stock is assumed to have a market value equal to cost. The Bank's investment at December 31, is as follows:

                                                                 2001         2000
                                                              ----------   ----------
Federal Reserve Bank of Denver..............................  $  545,000   $  206,000
Federal Home Loan Bank of Topeka............................   2,081,000    1,258,000
                                                              ----------   ----------
                                                              $2,626,000   $1,464,000
                                                              ==========   ==========

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE E -- LOANS

     A summary of the balances of loans follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Real estate -- construction..............................  $ 62,060,000   $ 47,655,000
Real estate -- commercial................................    84,763,000     41,736,000
Real estate -- residential...............................    49,749,000     44,499,000
Commercial...............................................    32,130,000     29,423,000
Consumer.................................................     6,549,000      6,358,000
                                                           ------------   ------------
                                                            235,251,000    169,671,000
Less unearned income.....................................      (950,000)      (820,000)
                                                           ------------   ------------
Loans, net...............................................  $234,301,000   $168,851,000
                                                           ============   ============

     An analysis of the allowance for loan losses follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Balance at beginning of year................................  $1,949,000    $1,411,000
Provision for loan losses...................................     850,000       621,000
Loans charged off...........................................    (649,000)      (90,000)
Recoveries on loans previously charged off..................      14,000         7,000
                                                              ----------    ----------
Balance at end of year......................................  $2,164,000    $1,949,000
                                                              ==========    ==========

     The following is a summary of information pertaining to impaired loans at December 31:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------     ---------
Total impaired loans........................................   $189,000       $    --
                                                               ========       =======
Valuation allowance related to impaired loans...............   $ 37,000       $    --
                                                               ========       =======
Average investment in impaired loans........................   $160,000       $18,000
                                                               ========       =======

     Interest income recognized on impaired loans was immaterial. No additional funds are committed to be advanced in connection with impaired loans.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE F -- PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Land.......................................................  $ 1,008,000   $ 1,008,000
Buildings..................................................    6,196,000     6,396,000
Furniture and equipment....................................    3,038,000     2,702,000
Construction in progress...................................    7,745,000        39,000
                                                             -----------   -----------
                                                              17,987,000    10,145,000
Accumulated depreciation and amortization..................   (3,050,000)   (2,261,000)
                                                             -----------   -----------
                                                             $14,937,000   $ 7,884,000
                                                             ===========   ===========

     Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2002........................................................  $  580,000
2003........................................................     553,000
2004........................................................     390,000
2005........................................................      81,000
2006........................................................      64,000
Thereafter..................................................       5,000
                                                              ----------
                                                              $1,673,000
                                                              ==========

     Total rent expense for the years ended December 31, 2001 and 2000 amounted to $569,000 and $480,000, respectively.

NOTE G -- DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $45,338,000 and $21,653,000, respectively.

     At December 31, 2001, the scheduled maturities of interest bearing time deposits are as follows:

2002........................................................  $75,983,000
2003........................................................    9,089,000
2004........................................................      410,000
2005........................................................           --
2006........................................................        1,000
Thereafter..................................................      353,000
                                                              -----------
                                                              $85,836,000
                                                              ===========

NOTE H -- LONG-TERM DEBT

     Long-term debt (debt with original maturities of more than one year) at December 31, 2001 consisted of Federal Home Loan Bank fixed-rate advances of $11,246,000 that matures through 2014. At December 31, 2001 and 2000 the interest rates ranged from 4.01% to 7.42% and from 5.27% to 7.42%, respectively. At

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

December 31, 2001 and 2000, the weighted average interest rates on fixed-rate, long-term debt were 5.38% and 5.93%, respectively. This debt is collateralized by pledged investment securities and loans.

     Maturities of long-term debt outstanding at December 31, 2001 were as follows:

2002........................................................  $        --
2003........................................................    1,200,000
2004........................................................    1,300,000
2005........................................................      400,000
2006........................................................      565,000
Thereafter..................................................    7,781,000
                                                              -----------
Total.......................................................  $11,246,000
                                                              ===========

NOTE I -- BORROWINGS COMMITMENTS

     As of December 31, 2001, the Bank had lines of credit with Federal Home Loan Bank and Bankers' Bank of the West of $53,687,000 and $8,610,000, respectively. At December 31, 2001, $26,248,000 was advanced on these lines.

NOTE J -- INCOME TAXES

     Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Current tax provision
  Federal...................................................  $ 828,000    $ 792,000
  State.....................................................    101,000       91,000
                                                              ---------    ---------
                                                                929,000      883,000
Deferred tax provision
  Federal...................................................   (201,000)    (284,000)
  State.....................................................    (18,000)     (26,000)
                                                              ---------    ---------
                                                               (219,000)    (310,000)
                                                              ---------    ---------
                                                              $ 710,000    $ 573,000
                                                              =========    =========

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001               2000
                                                              ------             ------
Statutory federal tax rate..................................   34.0%              34.0%
Increase (decrease) resulting from State taxes, net of
  federal tax benefit.......................................    2.5                2.9
  Tax-exempt income.........................................   (9.8)              (9.0)
  Other, net................................................    0.9               (0.1)
                                                               ----               ----
Effective tax rates.........................................   27.6%              27.8%
                                                               ====               ====

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

     A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

     Listed below are the components of the net deferred income taxes at December 31 (in thousands):

                                                                 2001        2000
                                                              ----------   --------
Deferred tax assets
  Allowance for loan losses.................................  $  647,000   $644,000
  Net unrealized loss on securities available for sale......          --     64,000
  Nonqualified employee retirement plan.....................     319,000    224,000
  Depreciation..............................................     132,000     67,000
  Amortization of Trust Preferred Security offering costs...      22,000         --
  Foreclosed assets.........................................      34,000         --
                                                              ----------   --------
Total deferred tax assets...................................   1,154,000    999,000
Deferred tax liabilities
  Net unrealized gain on securities available for sale......     (19,000)        --
  Federal Home Loan Bank stock dividends....................     (36,000)   (36,000)
                                                              ----------   --------
Total deferred tax liabilities..............................     (55,000)   (36,000)
                                                              ----------   --------
Net deferred tax asset......................................  $1,099,000   $963,000
                                                              ==========   ========

NOTE K -- COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In December 2000, Front Range Capital Trust I (Trust), a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,000,000 11.0% Cumulative Trust Preferred Securities (Trust Preferred Securities), which are guaranteed by the Company (issue price of $8 per securities) totaling $8.0 million. In January 2001, the Trust completed an additional offering of 150,000 Trust Preferred Securities totaling $1.2 million. The Trust invested the total proceeds it received in 11% Junior Subordinated Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Trust Preferred Securities. As a result, under current tax law, distributions to the holders of the Trust Preferred Securities will be tax deductible by the Company. Distributions payable on the Trust Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

     The distribution rate payable on the Trust Preferred Securities is cumulative and payable quarterly in arrears commencing on March 31, 2001. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on December 28, 2030, which may be shortened to not earlier than December 28, 2005, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Trust Preferred Securities. The Company has the right subject to the prior approval of the Federal Reserve, if required, to terminate the Trust and cause the Debentures to be distributed to the holders of the Trust Preferred Securities in liquidation of such trust.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE L -- PREFERRED STOCK

     On October 19, 2000, certain loans from stockholders totaling $1,317,000 were converted to 1,317 shares of the Company's 2000 Series B Preferred Stock (2000 Preferred Stock). The 2000 Preferred Stock has a par value of $0.001 per share and a purchase price of $1,000 per share. During 2001, the Company issued 2,500 shares of the 2000 Preferred stock totaling $2,500,000.

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

     At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                2001          2000
                                                             -----------   -----------
Commitments to extend credit...............................  $50,452,000   $45,529,000
Stand-by letters of credit.................................    2,452,000     3,065,000

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

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000 that the Company and the Bank met all capital adequacy requirements to which they are subject.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

     As of December 31, 2001, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                                FOR CAPITAL      PROMPT CORRECTIVE
                                               ACTUAL        ADEQUACY PURPOSES   ACTION PROVISIONS
                                           ---------------   -----------------   ------------------
                                           AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT     RATIO
                                           -------   -----   --------   ------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001
  Total capital to risk weighted assets
     Consolidated........................   26,273    9.91%  $21,219    $ 8.0%   $   N/A       N/A%
     Bank................................   28,297   10.70    18,665    $ 8.0     23,331    $ 10.0
  Tier 1 capital to risk weighted assets
     Consolidated........................   14,909    5.62    10,610    $ 4.0        N/A       N/A
     Bank................................   26,133    9.88     9,332    $ 4.0     13,977    $  6.0
  Tier 1 capital to average assets
     Consolidated........................   14,909    5.09    11,705    $ 4.0        N/A       N/A
     Bank................................   26,133    8.93    11,705    $ 4.0     14,631    $  5.0
DECEMBER 31, 2000
  Total capital to risk weighted assets
     Consolidated........................  $20,538    10.7%  $15,382    $ 8.0%   $   N/A       N/A%
     Bank................................   19,259    10.1    15,192    $ 8.0     18,990    $ 10.0
  Tier 1 capital to risk weighted assets
     Consolidated........................   12,604     6.6     7,691    $ 4.0        N/A       N/A
     Bank................................   17,310     9.1     7,596    $ 4.0     11,394    $  6.0
  Tier 1 capital to average assets
     Consolidated........................   12,604     6.0     8,345    $ 4.0        N/A       N/A
     Bank................................   17,310     8.3     8,351    $ 4.0     10,458    $  5.0

NOTE P -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan whereby substantially all employees who meet certain age and length of service requirements may participate in the plan. Employees may contribute up to 25 percent of their compensation subject to certain limits based on federal tax laws. The Company makes a contribution of 3% of each participant's compensation to the Plan regardless of the employee's compensation contributed. Effective January 1, 2001, the 3% employer contributions immediately vests to the employee. For the years ended December 31, 2001 and 2000, expense attributable to the Plan amounted to $101,000 and $75,000, respectively.

     The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $5,128,000 and $3,630,000 at December 31, 2001 and 2000, respectively, and is included in other assets. The 2001 and 2000 expenses related to the deferred compensation agreements were $258,000 and $175,000, respectively.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE Q -- RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. The following is an analysis of those loans:

Balance at January 1, 2001..................................  $523,000
New loans...................................................   256,000
Repayments..................................................    48,000
                                                              --------
Balance at December 31, 2001................................  $731,000
                                                              ========

NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different. Cash and cash equivalents, accrued interest receivable and payable and short-term borrowings are considered short-term instruments. For these instruments, their carrying amount approximates fair value.

SECURITIES

     Fair values for securities, excluding nonmarketable securities, are based on quoted market prices. The carrying amount of nonmarketable securities approximates fair value based on the redemption provisions of the securities.

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

DEPOSITS

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

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

LONG-TERM BORROWINGS

     The fair values of the Bank's long-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowings.

TRUST PREFERRED SECURITIES

     For Trust Preferred Securities, the fair value is determined based on the quoted market price.

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

     The estimated fair values, and related carrying or notational amounts, of the Company's financial instruments as of December 31, are as follows:

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                       (IN THOUSANDS OF DOLLARS)
Financial Assets
  Cash and cash equivalents................  $ 11,230    $ 11,230    $  9,184    $  9,184
  Securities...............................    28,290      28,290      24,833      24,833
  Nonmarketable securities.................     2,626       2,626       1,464       1,464
  Loans, net...............................   232,137     237,136     166,902     167,210
  Accrued interest receivable..............     1,293       1,293       1,243       1,243
Financial Liabilities
  Deposits.................................  $242,372    $243,224    $178,894    $178,766
  Short-term borrowings....................    18,000      18,000       9,000       9,000
  Long-term debt...........................    11,246      12,042       8,681       8,627
  Accrued interest payable.................       666         666         505         505
  Trust preferred securities...............     9,200       9,603       8,000       8,000

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTE R -- CONDENSED FINANCIAL STATEMENT OF PARENT COMPANY

     Financial information pertaining only to Front Range Capital Corporation is as follows:

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS
  Cash......................................................  $    21,000   $   758,000
  Investment in Heritage Bank...............................   26,181,000    17,229,000
  Investment in Front Range Capital Trust I.................      285,000       250,000
  Due from Heritage Bank....................................       10,000            --
  Goodwill, net of amortization.............................      125,000       131,000
  Trust preferred securities issuance cost..................      788,000       754,000
  Other.....................................................       59,000            --
                                                              -----------   -----------
                                                              $27,469,000   $19,122,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Accrued interest payable...............................  $    27,000   $     7,000
     Notes payable..........................................    3,000,000        25,000
     Junior Subordinated Debentures.........................    9,485,000     8,250,000
     Other liabilities......................................           --       212,000
                                                              -----------   -----------
          Total liabilities.................................   12,512,000     8,494,000
  Stockholders' equity......................................   14,957,000    10,628,000
                                                              -----------   -----------
                                                              $27,469,000   $19,122,000
                                                              ===========   ===========

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Revenue
  Dividends from bank.......................................  $  940,000    $       --
  Interest..................................................      24,000            --
                                                              ----------    ----------
  Total revenue.............................................     964,000            --
Expenses
  Professional fees.........................................     118,000        37,000
  Other.....................................................      14,000         9,000
  Interest..................................................   1,179,000       325,000
                                                              ----------    ----------
  Total operating expenses..................................   1,311,000       371,000
Net operating loss..........................................    (347,000)     (371,000)
Income tax benefit..........................................     475,000       135,000
                                                              ----------    ----------
  Income (loss) before equity in undistributed income of
     subsidiaries...........................................     128,000      (236,000)
Equity in undistributed net income of subsidiaries..........   1,732,000     1,726,000
                                                              ----------    ----------
  NET INCOME................................................  $1,860,000    $1,490,000
                                                              ==========    ==========

                            STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 1,860,000   $ 1,490,000
  Adjustments to reconcile net income to net cash provided
     by operating activities
  Equity in undistributed earnings of subsidiaries..........   (1,732,000)   (1,726,000)
  Amortization..............................................       94,000         5,000
  Changes in deferrals and accruals
     Accrued interest payable...............................       20,000       (23,000)
     Amount due from subsidiaries...........................      (10,000)       16,000
     Income taxes...........................................      (76,000)           --
     Other..................................................     (257,000)     (142,000)
                                                              -----------   -----------
Net cash used in operating activities.......................     (101,000)     (380,000)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary bank.............................   (7,080,000)   (4,235,000)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings.......................    3,000,000            --
  Proceeds from long-term borrowings........................           --       525,000

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
  Payments on long-term borrowing...........................      (25,000)   (2,585,000)
  Cash dividends paid on 2000 Preferred Stock...............     (171,000)      (25,000)
  Net proceeds from issuance of junior subordinated
     debentures.............................................    1,140,000     7,600,000
  Sale of 2000 Preferred Stock..............................    2,500,000            --
  Redemption of 2000 Preferred Stock........................           --      (200,000)
                                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    6,444,000     5,315,000
                                                              -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     (737,000)      700,000
Cash and cash equivalents at beginning of year..............      758,000        58,000
                                                              -----------   -----------
Cash and cash equivalents at end of year....................  $    21,000   $   758,000
                                                              ===========   ===========

NOTE S -- SUBSEQUENT EVENT

     In February 2002 pursuant to a private placement offering, the Company sold 257,400 shares of its common stock for gross proceeds of $3,217,500. The Company intends to use the proceeds of this sale to pay down existing debt. In addition, the increased capital will facilitate future growth.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 27th day of March, 2002.

                                          FRONT RANGE CAPITAL CORPORATION
                                          (Registrant)

                                          By:    /s/ ROBERT L. BEAUPREZ
                                            ------------------------------------
                                                     Robert L. Beauprez
                                            Chairman of the Board and President
                                               (principal executive officer)

                                          By:       /s/ ALICE M. BIER
                                            ------------------------------------
                                                       Alice M. Bier
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacity indicated and on or as of March 27, 2002.

                       NAME                                                TITLE
                       ----                                                -----

                       By:                                         Chairman of the Board
              /s/ ROBERT L. BEAUPREZ                           (principal executive officer)
   -------------------------------------------
                Robert L. Beauprez

                            *                                     Chief Financial Officer
        ------------------------------------------             (principal financial officer)
                      Alice M. Bier

                            *                                             Director
        ------------------------------------------
                  William Armstrong III

                            *                                Director, Treasurer and Secretary
        ------------------------------------------
                   Claudia A. Beauprez

                            *                                             Director
        ------------------------------------------
                     Victor Freuhauf

                            *                                             Director
        ------------------------------------------
                     Larry W. Gibson

                            *                                             Director
        ------------------------------------------
                    William G. Hofgard

                       NAME                                                TITLE
                       ----                                                -----


                            *                                             Director
        ------------------------------------------
                      Donald E. Imel

                            *                                             Director
        ------------------------------------------
                      W. Bruce Joss

                            *                                             Director
        ------------------------------------------
                       Ed Kanemoto

                            *                                             Director
        ------------------------------------------
                    Robert W. Lathrop

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert L. Beauprez, William A. Mitchell, Jr. and Alice M. Bier, with full power to each of them to act without the other, as the undersigned's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-KSB and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-KSB WAS SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED AND ON OR BEFORE THE 27TH DAY OF MARCH, 2002.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

              /s/ ROBERT L. BEAUPREZ                        Chairman of the Board and President
 ------------------------------------------------              (principal executive officer)
                Robert L. Beauprez


             /s/ CLAUDIA A. BEAUPREZ                         Director, Treasurer and Secretary
 ------------------------------------------------
               Claudia A. Beauprez


          /s/ WILLIAM L. ARMSTRONG, III                                   Director
 ------------------------------------------------
            William L. Armstrong, III


               /s/ LARRY W. GIBSON                                        Director
 ------------------------------------------------
                 Larry W. Gibson


               /s/ VICTOR FRUEHAUF                                        Director
 ------------------------------------------------
                 Victor Fruehauf


              /s/ WILLIAM G. HOFGARD                                      Director
 ------------------------------------------------
                William G. Hofgard


                                                                          Director
 ------------------------------------------------
                  Donald E. Imel


                /s/ W. BRUCE JOSS                                         Director
 ------------------------------------------------
                  W. Bruce Joss


                /s/ EDWIN KANEMOTO                                        Director
 ------------------------------------------------
                  Edwin Kanemoto


              /s/ ROBERT W. LATHROP                                       Director
 ------------------------------------------------
                Robert W. Lathrop

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 3.1(a)*   --    Articles of Incorporation of Front Range Capital
                 Corporation.
 3.1(b)**  --    Articles of Third Amendment to the Articles of
                 Incorporation.
 3.2*      --    Bylaws of Front Range Capital Corporation
 4.1*      --    Form of Indenture by and between Front Range Capital
                 Corporation and Wilmington Trust Company
 4.2*      --    Form of Subordinated Debenture (included as an exhibit to
                 Exhibit 4.1)
 4.3*      --    Certificate of Trust of Front Range Capital Trust I, as
                 amended and restated
 4.4*      --    Trust Agreement between Front Range Capital Corporation,
                 Wilmington Trust Company and the Administrative Trustees
                 named therein
 4.5*      --    Form of Amended and Restated Trust Agreement between Front
                 Range Capital Corporation and Wilmington Trust Company and
                 the Administrative Trustees named therein
 4.6*      --    Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
 4.7*      --    Form of Trust Preferred Securities Guarantee Agreement
                 between Front Range Capital Corporation and Wilmington Trust
                 Company
 4.8*      --    Revised Form of Agreement of Expenses and Liabilities
                 (included as an exhibit to Exhibit 4.5)
10.1*      --    Lease Agreement between Lafayette State Bank and Fruehauf
                 Investments Ltd.
10.2*      --    Lease Agreement between Heritage Bank and 901 Walnut Street,
                 LLC
10.3***    --    Sublease Agreement between Heritage Bank and eStarcom, Inc.
10.4***    --    Lease Agreement between Heritage Bank and Columbine West LLC
10.5*      --    Promissory Note by Front Range Capital Corporation payable to Bankers' Bank of the West
10.7*      --    Amendment and Restatement of Executive Retirement Plan of
                 Heritage Bank
10.8*      --    Indexed Salary Continuation Plan of Heritage Bank
10.9*      --    Flexible Premium Life Insurance Endorsement Method Split
                 Dollar Plan Agreement
21.1*      --    List of Subsidiaries of Front Range Capital Corporation
23.1       --    Report of Fortner, Bayens, Levkulich and Co., P.C.
24.1       --    Power of Attorney (included on page 40)

---------------

* Previously filed with the Company's Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

** Previously filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

*** Previously filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 13, 2001 and incorporated herein by reference.