Form 10QSB
period 2002-03-31
FRONT RANGE CAPITAL CORP
filed 2002-05-14
CIK 813964

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarterly period                        Commission File Number 333-40028
ended March 31, 2002                                                333-40028-01

                         Front Range Capital Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-0970160
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado                        80027
---------------------------------------------------                        -----
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

                      YES   X         NO
                           ---           ---

The number of shares outstanding of Registrant's classes of common stock, as of May 14, 2002, was 1,625,144 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]    No:  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
  and Subsidiaries
Louisville, Colorado

         We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of March 31, 2002, and the related interim consolidated statements of income, comprehensive income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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



Denver, Colorado
May 2, 2002

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,        December 31,
                                                                        2002               2001
                                                                    -------------     -------------
                                                                     (Unaudited)
                                          ASSETS

Cash and due from banks                                             $   8,263,000     $   9,980,000
Federal funds sold                                                             --         1,250,000
                                                                    -------------     -------------
          Cash and cash equivalents                                     8,263,000        11,230,000

Securities available for sale                                          33,069,000        28,290,000
Nonmarketable securities                                                2,940,000         2,626,000

Loans, net of unearned income                                         253,235,000       234,301,000
Less allowance for loan losses                                         (2,259,000)       (2,164,000)
                                                                    -------------     -------------
          Net loans                                                   250,976,000       232,137,000

Foreclosed assets                                                          21,000            21,000
Premises and equipment, net                                            15,727,000        14,937,000
Accrued interest receivable                                             1,468,000         1,293,000
Deferred income taxes                                                   1,240,000         1,099,000
Other assets                                                            6,549,000         6,417,000
                                                                    -------------     -------------

                                                                    $ 320,253,000     $ 298,050,000
                                                                    =============     =============

                                      LIABILITIES AND
                                   STOCKHOLDERS' EQUITY

Liabilities
  Deposits
     Noninterest-bearing                                            $  40,747,000     $  41,210,000
     Interest-bearing                                                 201,101,000       201,162,000
                                                                    -------------     -------------
          Total deposits                                              241,848,000       242,372,000

  Other short-term funds borrowed                                      34,189,000        18,000,000
  Income taxes payable                                                    287,000                --
  Long-term debt                                                       13,727,000        11,246,000
  Accrued interest payable                                                922,000           666,000
  Other liabilities                                                     1,451,000         1,609,000
                                                                    -------------     -------------
          Total liabilities                                           292,424,000       273,893,000

Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely Junior Subordinated Debentures        9,200,000         9,200,000

Stockholders' equity
  Preferred stock, authorized 100,000,000 shares of $.001 par
    value; issued 14,117 shares                                                --                --
  Paid in capital in excess of par value on preferred stock             3,670,000         3,670,000
  Common stock, authorized 200,000,000 shares of $.001 par
    value; 1,625,144 & 1,327,744 shares issued and outstanding              2,000             1,000
  Paid in capital in excess of par value on common stock                8,016,000         4,563,000
  Retained earnings                                                     7,143,000         6,691,000
  Accumulated other comprehensive income (loss)                          (202,000)           32,000
                                                                    -------------     -------------
                                                                       18,629,000        14,957,000
                                                                    -------------     -------------

                                                                    $ 320,253,000     $ 298,050,000
                                                                    =============     =============


See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  For the three month periods ended March 31,
                                  (Unaudited)


                                                           2002            2001
                                                       ------------    ------------
Interest and dividend income
  Loans, including fees                                $  4,898,000    $  4,900,000
  Investment securities
    Taxable                                                 286,000         210,000
    Non-taxable                                             111,000         110,000
  Dividends                                                  39,000          33,000
  Federal funds sold and other                                   --          24,000
                                                       ------------    ------------
          Total interest income                           5,334,000       5,277,000

Interest expense
  Deposits                                                1,412,000       1,953,000
  Federal funds purchased                                    59,000          75,000
  Other short-term funds borrowed                           123,000         102,000
  Long-term debt                                            170,000         127,000
  Trust preferred securities                                275,000         281,000
                                                       ------------    ------------
          Total interest expense                          2,039,000       2,538,000
                                                       ------------    ------------

Net interest income                                       3,295,000       2,739,000
Provision for loan losses                                   114,000         104,000
                                                       ------------    ------------
Net interest income after provision for loan losses       3,181,000       2,635,000

Noninterest income
  Customer service fees                                     367,000         196,000
  Gain on sale of available for sale securities               1,000           5,000
  Loan origination fees                                     143,000         122,000
  Other                                                     147,000         142,000
                                                       ------------    ------------
          Total noninterest income                          658,000         465,000

Noninterest expense
  Salaries and employee benefits                          1,815,000       1,445,000
  Occupancy expense                                         321,000         263,000
  Furniture and equipment                                   195,000         168,000
  Data processing                                           173,000         128,000
  Advertising                                                93,000          68,000
  Printing                                                   80,000          62,000
  Loan & Collection                                          47,000          33,000
  Other                                                     413,000         276,000
                                                       ------------    ------------
          Total noninterest expense                       3,137,000       2,443,000
                                                       ------------    ------------

Income before income taxes                                  702,000         657,000
Income tax expense                                          207,000         202,000
                                                       ------------    ------------

NET INCOME                                             $    495,000    $    455,000
                                                       ============    ============

EARNINGS PER SHARE
  Basic                                                $       0.31    $       0.32
                                                       ============    ============
  Diluted                                              $       0.31    $       0.32
                                                       ============    ============

See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          Three months ended March 31,
                                   (Unaudited)


                                                   2002               2001
                                                ------------     ------------

Net income                                      $    495,000     $    455,000

Other comprehensive income
  Unrealized (depreciation) appreciation
    on available for sale securities, net of
    income taxes                                    (234,000)         249,000
                                                ------------     ------------

Comprehensive income                            $    261,000     $    704,000
                                                ============     ============


See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the three month periods ended March 31,
                                   (Unaudited)


                                                                2002             2001
                                                            ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $    909,000     $    956,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available for sale securities
     Sales                                                       501,000        4,815,000
     Maturities, prepayments and calls                           626,000        1,179,000
     Purchases                                                (6,302,000)      (5,862,000)
  Purchases of nonmarketable securities                         (313,000)
  Loan originations and principal collections, net           (18,953,000)     (26,916,000)
  Additions to premises and equipment                           (991,000)         (40,000)
  Proceeds from sale of foreclosed assets                             --           13,000
                                                            ------------     ------------
          NET CASH USED IN INVESTING ACTIVITIES              (25,432,000)     (26,811,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash provided (used) by
    Deposits                                                    (524,000)      29,694,000
    Other short-term funds borrowed                           16,189,000        5,637,000
  Proceeds from the issuance long-term debt                    7,000,000               --
  Repayment of long-term debt                                 (4,519,000)      (8,656,000)
  Cash dividends paid on Series B Preferred Stock                (43,000)         (33,000)
  Proceeds from issuance of trust preferred securities                --        1,140,000
  Proceeds from the issuance of Series B Preferred Stock              --          950,000
  Proceeds from the issuance of common stock                   3,453,000               --
                                                            ------------     ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES           21,556,000       28,732,000
                                                            ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (2,967,000)       2,877,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              11,230,000        9,184,000
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  8,263,000     $ 12,061,000
                                                            ============     ============

Supplementary disclosures of cash flow information
  Cash paid during period for
    Interest                                                $  1,783,000     $  2,025,000
    Income taxes                                            $         --     $         --

See accompanying notes and accountants' report.

                FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

       Front Range Capital Corporation (the "Company") was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the "Bank"). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Heritage Bank and Front Range Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. These financial statements should be read in conjunction with the Form 10-KSB.

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Instead of amortization, goodwill is subject to a periodic (at least annual) assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. At March 31, 2002, goodwill on the Company's books totaled $125,470. Accordingly, management does not believe that the effects of these new standards will have a material impact on the Company's financial statements.

       There have been no other material changes in accounting policies used by the Company during the three-month period ended March 31, 2002.

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

       Earnings per common share have been computed based on the following:


                                                      Three months ended
                                                           March 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------
                                                        (in thousands)

Net income                                        $        495    $        455
Less preferred stock dividends                              43              33
                                                  ------------    ------------

Net income applicable to common stock             $        452    $        422
                                                  ============    ============

Average number of common shares
  outstanding                                            1,450           1,327
Effect of dilutive convertible preferred stock              11              11
                                                  ------------    ------------
Average number of common shares
  outstanding used to calculate diluted
  earnings per common share                              1,461           1,338
                                                  ============    ============

NOTE F - LOAN PORTFOLIO

     A summary of the balances of loans in the loan portfolio is as follows:


                                March 31,        December 31,
                                  2002               2001
                              -------------     -------------
Real estate - construction    $  69,625,000     $  62,060,000
Real estate - commercial         95,269,000        84,763,000
Real estate - residential        48,335,000        49,749,000
Commercial                       34,445,000        32,130,000
Consumer                          6,593,000         6,549,000
                              -------------     -------------
                                254,267,000       235,251,000
Less unearned income             (1,032,000)         (950,000)
                              -------------     -------------

         Loans, net           $ 253,235,000     $ 234,301,000
                              =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. Such risks and uncertainties include, but are not limited to, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general national and regional economic conditions; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth herein and therein is not a guarantee of future performance, operating results or financial condition and should be carefully considered when evaluating the business prospects of the Company and the Bank. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

a.       COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31,
         2001

         During the first three months of 2002, the Company's total assets increased by $22.2 million or 7.4% to $320.3 million at March 31, 2002 from $298.1 million at December 31, 2001. The increase was primarily the result of growth in loans, net of unearned income and the allowance for loan losses, of $18.9 million or 8.1% to $251.0 million at March 31, 2002 compared to $232.1 million at December 31, 2001. Strong loan demand, primarily in the commercial and construction real estate sector, contributed to this increase in loans. Securities available for sale also grew by $4.8 million or 16.9% to $33.1 million at March 31, 2002 from $28.3 million at December 31, 2001. There were no federal funds sold in the first three months of 2002 and the Company's cash and cash equivalents decreased $2.9 million or 25.9% to $8.3 million from $11.2 million at December 31, 2001.

         The Company's liabilities are comprised chiefly of deposits and other borrowed funds. Total deposits decreased $524,000 or 0.2% to $241.8 million at March 31, 2002, compared to $242.4 million at December 31, 2001. The decrease over the three-month period was due largely to a loss of non-interest-bearing deposits. Total other borrowed funds, which includes short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $18.7 million to $57.1 million for the three months ended March 31, 2002 compared to $38.4 million at December 31, 2001. This increase in other borrowed funds was necessary to fund growth in the loan portfolio and caused total liabilities to increase $18.5 million or 6.8 % to $292.4 million from 273.9 million at December 31, 2001.

b.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
         2001

         Net income for the three months ended March 31, 2002 was $495,000, an increase of $40,000 or 8.8% from the same period in 2001. This increase was due to increased non-interest income and decreased interest expense, despite increases in non-interest expense.

         Earnings per share decreased 3.1% to $.31 per share for the three-month period ended March 31, 2002, compared to $.32 per share for the same period in 2001.

         The annualized return on average assets for the three months ended March 31, 2002 and 2001 was .65% and .77%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended March 31, 2002 and 2001 was 12.0% and 15.95%, respectively. Return on average shareholders' equity decreased as the balance of shareholders' equity increased over the same period, due largely to the issuance of 297,400 shares of the Company's common stock in February and March of 2002.

c.       NET INTEREST INCOME

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

         Net interest income for the three months ended March 31, 2002 was $3.3 million, a 20.3% increase over the net interest income for the three-month period ended March 31, 2001, which was $2.7 million. The net interest income increases are attributable to an increase in loans to $253.2 million at March 31, 2002 from $195.8 million at March 31, 2001 despite an accompanying decrease in the average rate earned on interest-earning assets to 7.8% from 9.9% for the three months ended March 31, 2002 and 2001. The average interest rate earned on interest-earning assets decreased primarily due to Federal Reserve actions to reduce short-term interest rates during the last three quarters of 2001 evidenced by a 325 basis point decrease in the intended federal funds rate, which rate remained substantially unchanged in the first quarter of 2002. However, a portion of these decreases was offset by an increase in the percentage of loans as a portion of total interest-earning assets.

         The average interest rate incurred on interest-bearing liabilities for the three-month period ended March 31, 2002 and 2001 was 3.4% and 5.3% respectively on average interest-bearing liabilities of $247.9 million in 2002 and $189.9 million in 2001. The Company's net interest margin decreased to 4.4% from 4.6% for the three months ended March 31, 2002 and 2001 respectively.

d.       PROVISION FOR LOAN LOSSES

         Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an adequate level commensurate with management's assessment of the credit risk inherent in the loan portfolio. In determining the adequacy of the Company's allowance for loan losses, management considers factors such as the historical loan loss experience, the amount of non-performing loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, evaluation of the loan portfolio through our internal loan review process and other relevant factors.

         The Company charged $114,000 to Provision for Loan Losses in the three months ended March 31, 2002 and $104,000 for the same period in 2001. These increases in the Provision for Loan Losses were allocated in order to accommodate the overall growth in the loan portfolio. The ratio of loan loss reserve to total loans was 0.89% at March 31, 2002 and 0.92% at March 31, 2001.

e.       ASSET QUALITY AND NON-PERFORMING LOANS

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

         Non-accrual loans equaled $261,000 at March 31, 2002, which was .10% of total loans and $189,000 at December 31, 2001, which was then 0.08% of total loans. Other loans 90 days or more past due equaled $113,000 at March 31, 2002, which was .04% of total loans, and $-0- at December 31, 2001.

f.       NON-INTEREST INCOME

         Non-interest income was $658,000 generated for the three months ended March 31, 2002; an increase of $193,000 or 41.5% compared with $465,000 for the three months ended March 31, 2001. This increase was primarily due to a $171,000 increase in customer service fees.

g.       NON-INTEREST EXPENSE

         Non-interest expense was $3.1 million for the three months ended March 31, 2002; an increase of $694,000 or 28.9% compared with $2.4 million for the three months ended March 31, 2001. This increase was due primarily to salaries and employee benefits increasing by $370,000 or 25.6% to $1.8 million for the three months ended March 31, 2002, from $1.4 million for the three months ended March 31, 2001. This increase in employee salaries and benefits was due mainly to the addition of full-time or full-time equivalent employees bringing the total number of employees at March 31, 2002 to 140 compared to 116 employees at March 31, 2001.

h.       LIQUIDITY

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

i.       CAPITAL

         Stockholders' equity increased to $18.6 million at March 31, 2002 from $15.0 million at December 31, 2001, an increase of $3.7 million or 24.7%. This increase was due to the sale of 297,400 shares of Common stock to accredited investors in the aggregate amount of $3,454,000, net of issuance costs of $263,000.

         Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on "risk-weighted" assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted assets ratio of four percent. In addition, in order to be considered adequately capitalized, bank holding companies must maintain a minimum leverage ratio, which is calculated by dividing Tier 1 capital by average total consolidated assets, of 4.0% (3.0% for some bank holding companies not experiencing substantial growth). The Company's risk-weighted capital ratios for Total and Tier 1 capital at March 31, 2002 are 10.7% and 6.6%, respectively, and its leverage ratio was 6.1%. The Company's ratios at December 31, 2001 were 9.9% and 5.6%, respectively, and its leverage ratio was 5.1%.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES

         On February 19, 2002, the Company issued 257,400 shares of its common stock to 14 investors and on March 21, 2002 the Company issued an additional 40,000 shares to a single investor in each case at a price of $12.50 per share, for maximum aggregate proceeds of $3,454,000, net of issuance costs of $263,000. At the time of each of the sales, each of the purchasers was an accredited investor as Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") defines that term. The Wallach Company, a division of McDonald Investments, served as placement agent for those offerings and was paid a total of $252,433. The common stock was sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The proceeds from the offering were used to (i) increase capital to maintain a "well-capitalized" status under federal banking regulations and (ii) support continued growth and other corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

         The Company's Chairman and President, Robert L. Beauprez, announced his candidacy for the recently created U.S. Congressional seat in the 7th Congressional District for Colorado. If he is elected, Mr. Beauprez may be unable to devote the same amount of time and energy to managing the affairs of the Company as he has in the past. The Company does not know, at this time, which of Mr. Beauprez's responsibilities, if any, will be allocated to other members of the management team if he is elected to Congress.

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

** Previously filed with the Registrants Form 10-KSB filed March 28, 2002 incorporated herein by this reference.

     (b) REPORTS ON FORM 8-K

     None

     (c) REPORTS ON FORM S-8

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 14th day of May, 2002.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

By:     /s/ ROBERT L. BEAUPREZ
   ------------------------------------------
Robert L. Beauprez
Chairman of the Board and President
(principal executive officer)

     By:   /s/ ALICE M. BIER
        -----------------------------------------
Alice M. Bier
Chief Financial Officer

                              EXHIBIT INDEX



  EXHIBIT
  NUMBER                                 DESCRIPTION
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

** Previously filed with the Registrants Form 10-KSB filed March 28, 2002 incorporated herein by this reference.