Form 10QSB
period 2002-06-30
FRONT RANGE CAPITAL CORP
filed 2002-08-13
CIK 813964

SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2002	Commission File Number 333-40028 333-40028-01

Front Range Capital Corporation
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0970160 (I.R.S. Employer Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado (Address of principal executive offices)	80027 (Zip Code)

Registrant’s telephone number, including area code:   (303) 926-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

The number of shares outstanding of Registrant’s classes of common stock, as of August 13, 2002, was 1,665,144 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:   Yes [   ]    No: [ X ]

PART I
FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Independent Accountants’ Report

The Board of Directors and Shareholders
Front Range Capital Corporation
   and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of June 30, 2002, and the related interim consolidated statements of income and comprehensive income for the three-month and six-month periods then ended and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ FORTNER, BAYENS,
     LEVKULICH & CO., P.C.

Denver, Colorado
August 2, 2002

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$10,977,000	$9,980,000
Federal funds sold	—	1,250,000

Cash and cash equivalents	10,977,000	11,230,000
Securities available for sale	33,220,000	28,290,000
Nonmarketable securities	3,337,000	2,626,000
Loans, net of unearned income	259,561,000	234,301,000
Less allowance for loan losses	(2,488,000)	(2,164,000)

Net loans	257,073,000	232,137,000
Foreclosed assets	—	21,000
Premises and equipment, net	16,748,000	14,937,000
Accrued interest receivable	1,427,000	1,293,000
Deferred income taxes	940,000	1,099,000
Other assets	6,452,000	6,417,000

	$330,174,000	$298,050,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$45,812,000	$41,210,000
Interest-bearing	216,992,000	201,162,000

Total deposits	262,804,000	242,372,000
Federal funds purchased	12,175,000	—
Other short-term funds borrowed	10,500,000	18,000,000
Long-term debt	13,555,000	11,246,000
Accrued interest payable	888,000	761,000
Other liabilities	1,438,000	1,514,000

Total liabilities	301,360,000	273,893,000
Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000
Stockholders’ equity Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	3,670,000	3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,625,144 & 1,327,744 shares issued and outstanding	2,000	1,000
Paid in capital in excess of par value on common stock	8,014,000	4,563,000
Retained earnings	7,626,000	6,691,000
Accumulated other comprehensive income (loss)	302,000	32,000

	19,614,000	14,957,000

	$330,174,000	$298,050,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Interest and dividend income
Loans, including fees	$5,330,000	$5,119,000	$10,229,000	$10,019,000
Investment securities
Taxable	294,000	267,000	580,000	495,000
Non-taxable	116,000	111,000	227,000	220,000
Dividends	39,000	35,000	77,000	67,000
Federal funds sold and other	—	19,000	—	25,000

Total interest income	5,779,000	5,551,000	11,113,000	10,826,000
Interest expense
Deposits	1,347,000	1,934,000	2,760,000	3,887,000
Federal funds purchased	114,000	79,000	172,000	154,000
Other short-term funds borrowed	73,000	10,000	196,000	114,000
Long-term debt	184,000	209,000	354,000	335,000
Trust preferred securities	275,000	267,000	549,000	548,000

Total interest expense	1,993,000	2,499,000	4,031,000	5,038,000

Net interest income	3,786,000	3,052,000	7,082,000	5,788,000
Provision for loan losses	235,000	203,000	350,000	306,000

Net interest income after provision for loan losses	3,551,000	2,849,000	6,732,000	5,482,000
Noninterest income
Customer service fees	316,000	193,000	798,000	388,000
Gain on sale of available for sale securities	14,000	—	15,000	5,000
Loan origination fees	126,000	180,000	271,000	302,000
Other	212,000	136,000	242,000	279,000

Total noninterest income	668,000	509,000	1,326,000	974,000
Noninterest expense
Salaries and employee benefits	1,886,000	1,498,000	3,679,000	2,943,000
Occupancy expense	337,000	256,000	658,000	519,000
Furniture and equipment	202,000	190,000	397,000	364,000
Data processing	173,000	150,000	346,000	279,000
Advertising	162,000	104,000	254,000	172,000
Printing	80,000	87,000	160,000	148,000
Loan & Collection	93,000	85,000	119,000	128,000
Other	534,000	323,000	990,000	581,000

Total noninterest expense	3,467,000	2,693,000	6,603,000	5,134,000

Income before income taxes	752,000	665,000	1,455,000	1,322,000
Income tax expense	226,000	196,000	434,000	398,000

NET INCOME	$526,000	$469,000	$1,021,000	$924,000

EARNINGS PER SHARE
Basic	$0.30	$0.32	$0.61	$0.64

Diluted	$0.30	$0.31	$0.60	$0.62

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income	$526,000	$469,000	$1,021,000	$924,000
Other comprehensive income
Unrealized (depreciation) appreciation on available for sale securities, net of income taxes	504,000	(112,000)	270,000	137,000

Comprehensive income	$1,030,000	$357,000	$1,291,000	$1,061,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended June 30,

(Unaudited)

	2002	2001

Net cash provided by operating activities	$1,763,000	$1,084,000
Cash flows from investing activities
Activity in available for sale securities	1,226,000	4,815,000
Sales
Maturities, prepayments and calls	1,262,000	2,258,000
Purchases	(7,032,000)	(12,530,000)
Purchases of nonmarketable securities	(710,000)	—
Loan originations and principal collections, net	(25,286,000)	(41,793,000)
Net Additions to premises and equipment	(2,257,000)	(223,000)
Proceeds from sale of foreclosed assets	—	13,000

Net cash used in investing activities	(32,797,000)	(47,460,000)
Cash flows from financing activities
Net cash provided (used) by	20,432,000	33,734,000
Deposits
Federal funds purchased	12,175,000	7,725,000
Other short-term funds borrowed	(7,500,000)	(8,400,000)
Proceeds from the issuance long-term debt	2,500,000	19,112,000
Repayment of long-term debt	(191,000)	(8,656,000)
Cash dividends paid on Series B Preferred Stock	(86,000)	(78,000)
Proceeds from issuance of trust preferred securities	—	1,140,000
Proceeds from the issuance of Series B Preferred Stock	—	1,500,000
Proceeds from the issuance of common stock	3,451,000	—

Net cash provided by financing activities	30,781,000	46,077,000

Net change in cash and cash equivalents	(253,000)	(299,000)
Cash and cash equivalents at beginning of period	11,230,000	9,184,000

Cash and cash equivalents at end of period	$10,977,000	$8,885,000

Supplementary disclosures of cash flow information
Cash paid during period for	$3,904,000	$4,719,000
Interest
Income taxes	$464,000	$296,000

See accompanying notes and accountants’ report.

NOTE A — BASIS OF PRESENTATION

     Front Range Capital Corporation (the “Company”) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the “Bank”). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Heritage Bank and Front Range Capital Trust I. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001 filed with the Commission on March 27, 2002. These financial statements should be read in conjunction with the Form 10-KSB.

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

NOTE B — ALLOWANCE FOR LOAN LOSSES

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers’ operations and the liquidation of loan collateral.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed assets, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

NOTE C — RESULTS OF OPERATIONS

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE D — RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Instead of amortization, goodwill is subject to a periodic (at least annual) assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. At June 30, 2002, goodwill on the Company’s books totaled $125,470. Accordingly, management does not believe that the effects of these new standards will have a material impact on the Company’s financial statements.

     There have been no other material changes in accounting policies used by the Company during the six-month period ended June 30, 2002.

NOTE E — EARNINGS PER COMMON SHARE

     Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

     Earnings per common share have been computed based on the following:

	Three months		Six months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

		(in thousands)
Net income	$526	$469	$1,021	$924
Less preferred stock dividends	43	45	86	78

Net income applicable to common stock	$483	$424	$935	$846

Average number of common shares outstanding	1,625	1,327	1,536	1,327
Effect of dilutive convertible preferred	11	11	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,636	1,338	1,547	1,338

NOTE F — LOAN PORTFOLIO

     A summary of the balances of loans in the loan portfolio is as follows:

	June 30,	December 31,
	2002	2001

Real estate — construction	$71,793,000	$62,060,000
Real estate — commercial	94,396,000	84,763,000
Real estate — residential	51,510,000	49,749,000
Commercial	36,378,000	32,130,000
Consumer	6,636,000	6,549,000

	260,713,000	235,251,000
Less unearned income	(1,152,000)	(950,000)

Loans, net	$259,561,000	$234,301,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company’s Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. Such risks and uncertainties include, but are not limited to, (1) competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) general national and regional economic conditions; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in security markets. Therefore, the information set forth herein and therein is not a guarantee of future performance, operating results or financial condition and should be carefully considered when evaluating the business prospects of the Company and the Bank. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

a. COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

     During the first six months of 2002, the Company’s total assets increased by $32.1 million or 10.8% to $330.2 million at June 30, 2002 from $298.1 million at December 31, 2001. The increase was primarily the result of growth in loans, net of unearned income and the allowance for loan losses, of $24.9 million or 10.8% to $257.1 million at June 30, 2002 compared to $232.1 million at December 31, 2001. Strong loan demand, primarily in the commercial and construction real estate sector, contributed to this increase in loans. Securities available for sale also grew by $4.9 million or 17.4% to $33.2 million at June 30, 2002 from $28.3 million at December 31, 2001. There were no federal funds sold in the first six months of 2002 and the Company’s cash and cash equivalents decreased $253,000 or 2.4% to $11.0 million at June 30, 2002 from $11.2 million at December 31, 2001.

     The Company’s liabilities are comprised chiefly of deposits, federal funds purchased and other borrowed funds. Total deposits increased $20.4 million or 8.4% to $262.8 million at June 30, 2002, compared to $242.4 million at December 31, 2001. The increase over the six-month period was due largely to an increase of interest-bearing deposits. Total other borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $7.0 million to $45.4 million for the six months ended June 30, 2002 compared to $38.4 million at December 31, 2001. Although short-term borrowings decreased $7.5 million to $10.5 million at June 30, 2002 from $18.0 million at December 31, 2001, federal funds purchased increased $12.2 million from $0 at December 31, 2001, and long-term debt increased $2.3 million to $13.6 million at June 30, 2002, from $11.2 million at December 31, 2001. This increase in other borrowed funds was necessary to fund growth in the loan portfolio and caused total liabilities, including Company obligated trust preferred securities, to increase $27.5 million or 9.7% to $310.6 million at June 30, 2002 from $283.0 million at December 31, 2001.

b. RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net income for the three months ended June 30, 2002 was $526,000, an increase of $57,000 or 12.2% from the same period in 2001. This increase was due to increased non-interest income and decreased interest expense, despite increases in non-interest expense.

     Diluted earnings per share decreased to $.30 per share for the three-month period ended June 30, 2002, compared to $.31 per share for the same period in 2001.

     The annualized return on average assets for the three months ended June 30, 2002 and 2001 was .64% and .70%, respectively. Return on average shareholders’ equity on an annualized basis for the three months ended June 30, 2002 and 2001 was 11.1% and 14.8%, respectively. Return on average shareholders’ equity decreased as the balance of shareholders’ equity increased over the same period, due largely to the issuance of 297,400 shares of the Company’s common stock in February and March of 2002.

c. RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net income for the six months ended June 30, 2002 was $1.0 million, an increase of $97,000 or 10.5% from the same period in 2001. This increase was due to increased non-interest income and decreased interest expense, despite increases in non-interest expense.

     Diluted earnings per share decreased 3.2% to $.60 per share for the six-month period ended June 30, 2002, compared to $.62 per share for the same period in 2001.

     The annualized return on average assets for the six months ended June 30, 2002 and 2001 was .64% and .76%, respectively. Return on average shareholders’ equity on an annualized basis for the six months ended June 30, 2002 and 2001 was 11.5% and 15.4%, respectively. Return on average shareholders’ equity decreased as the balance of shareholders’ equity increased over the same period, due largely to the issuance of 297,400 shares of the Company’s common stock in February and March of 2002.

d. NET INTEREST INCOME

     The Company’s primary source of operating income is net interest income. Net interest income is the difference between interest income and interest expense. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities, and other earning assets, which include federal funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

     Net interest income for the three months ended June 30, 2002 was $3.8 million, a $734,000 or 24.0% increase over the net interest income for the three-month period ended June 30, 2001, which was $3.1 million. Net interest income for the six months ended June 30, 2002 was $7.1 million, a $1.3 million or 22.4% increase over the net interest income for the six-month period ended June 30, 2001, which was $5.8 million. The net interest income increases are attributable to an increase in loans to $259.6 million at June 30, 2002 from $210.6 million at June 30, 2001 despite an accompanying decrease in the average rate earned on interest-earning assets to 7.81% from 9.41% for the three months ended June 30, 2002 and 2001, respectively; and to 7.79% from 9.62% for the six months ended June 30, 2002 and 2001, respectively. The average interest rate earned on interest-earning assets decreased primarily due to Federal Reserve actions to reduce short-term interest rates during the last three quarters of 2001 evidenced by a 325 basis point decrease in the intended federal funds rate, which rate remained substantially unchanged in the first half of 2002. However, a portion of these decreases was offset by an increase in the percentage of loans as a portion of total interest-earning assets.

     The average interest rate incurred on interest-bearing liabilities for the three-month period ended June 30, 2002 and 2001 was 3.0% and 4.8% respectively on average interest-bearing liabilities of $265.3 million in 2002 and $207.6 million in 2001. The average interest rate incurred on interest-bearing liabilities for the six-month period ended June 30, 2002 and 2001 was 3.15% and 5.06% respectively on average interest-bearing liabilities of $255.8 million in 2002 and $195.4 million in 2001. The Company’s net interest margin decreased to 5.12% from 5.17% for the three months ended June 30, 2002 and 2001 respectively; and 4.97% from 5.15% for the six months ended June 30, 2002 and 2001 respectively.

e. PROVISION FOR LOAN LOSSES

     Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an adequate level commensurate with management’s assessment of the credit risk inherent in the loan portfolio. In determining the adequacy of the Company’s allowance for loan losses, management considers factors such as the historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, evaluation of the loan portfolio through the Company’s internal loan review process and other relevant factors.

     The Company charged $235,000 to Provision for Loan Losses in the three months ended June 30, 2002 and $203,000 for the same period in 2001. The Company charged $350,000 to Provision for Loan Losses in the six months ended June 30, 2002 and $306,000 for the same period in 2001. These increases in the Provision for Loan Losses were allocated in order to accommodate the overall growth in the loan portfolio. The ratio of loan loss reserve to total loans was 0.96% at June 30, 2002 and 1.05% at June 30, 2001.

f. ASSET QUALITY AND NON-PERFORMING LOANS

     Asset quality relates to the composition of loans in the loan portfolio that are classified as non-performing loans. Non-performing loans are nonaccrual loans, loans accruing that are 90 days or more past due, restructured loans and other real estate owned (OREO). Loans are placed on nonaccrual status and cease accruing interest when, in management’s opinion, there is an indication that the borrower may be unable to meet payment obligations when they become due. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed. Delinquent real estate loans are reclassified as OREO when the Company takes title to the property securing the loan either through foreclosure or upon receipt of a deed in lieu of foreclosure. The loan is then reclassified on the balance sheet as OREO at the lesser of fair market value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

     Non-accrual loans equaled $654,000 at June 30, 2002, which was .25% of total loans and $189,000 at December 31, 2001, which was then 0.08% of total loans. Other loans 90 days or more past due equaled $349,000 at June 30, 2002, which was .13% of total loans, and $-0- at December 31, 2001.

g. NON-INTEREST INCOME

     Non-interest income was $668,000 for the three months ended June 30, 2002; an increase of $159,000 or 31.2% compared with $509,000 for the three months ended June 30, 2001. This increase was primarily due to a $123,000 increase in customer service fees. Non-interest income was $1.3 million for the six months ended June 30, 2002; an increase of $352,000 or 36.1% compared with $974,000 for the six months ended June 30, 2001. This increase was primarily due to a $410,000 increase in customer service fees during this period.

h. NON-INTEREST EXPENSE

     Non-interest expense was $3.5 million for the three months ended June 30, 2002; an increase of $774,000 or 28.7% compared with $2.7 million for the three months ended June 30, 2001. This increase was due primarily to salaries and employee benefits increasing by $388,000 or 25.9% to $1.9 million for the three months ended June 30, 2002, from $1.5 million for the three months ended June 30, 2001. Non-interest expense was $6.6 million for the six months ended June 30, 2002; an increase of $1.5 million or 28.6% compared with $5.1 million for the six months ended June 30, 2001. This increase was primarily a result of salaries and employee benefits increasing by $736,000 or 25.0% to $3.7 million for the six months ended June 30, 2002, from $2.9 million for the same period in 2001. This increase in employee salaries and benefits was due mainly to the addition of full-time or full-time equivalent employees bringing the total number of employees at June 30, 2002 to 139 compared to 120 employees at June 30, 2001.

i. LIQUIDITY

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

j. CAPITAL

     Stockholders’ equity increased to $19.6 million at June 30, 2002 from $15.0 million at December 31, 2001, an increase of $4.7 million or 31.1%. This increase was due to the sale of 297,400 shares of Common stock to accredited investors in February and March of 2002 in the aggregate amount of $3,451,000, net of issuance costs of $265,000.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on “risk-weighted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted assets ratio of four percent. In addition, in order to be considered adequately capitalized, bank holding companies must maintain a minimum leverage ratio, which is calculated by dividing Tier 1 capital by average total consolidated assets, of 4.0% (3.0% for some bank holding companies not experiencing substantial growth). The Company’s risk-weighted capital ratios for Total and Tier 1 capital at June 30, 2002 are 10.6% and 6.6%, respectively, and its leverage ratio was 5.8%. The Company’s ratios at December 31, 2001 were 9.9% and 5.6%, respectively, and its leverage ratio was 5.1%.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     On May 23, 2002, the Company held its Annual Meeting of shareholders. At the Annual Meeting, 1,399,335 shares of common stock of the Company or 86.1% of the total issued and outstanding shares were present at the meeting in person or by proxy. A total of 225,809 proxies were not received. This number of shares represented a quorum of the shares entitled to vote at the meeting.

     The following matter was submitted to a vote of the shareholders: Election of 10 persons as members of the Board of Directors. The following directors were unanimously elected by the shares represented at the Annual Meeting either in person or by proxy. There was no solicitation in opposition to management’s nominees of the slate of directors to be elected. A summary of votes cast for and against each nominee is set forth below:

				Votes
				Withheld
	Votes	Votes	Votes	(Proxies not
Nominee	For	Against	Abstaining	received)
William L. Armstrong, III	1,399,335	0	0	225,809
Claudia A. Beauprez	1,399,335	0	0	225,809
Robert L. Beauprez	1,399,335	0	0	225,809
Victor Fruehauf	1,399,335	0	0	225,809
Larry W. Gibson	1,399,335	0	0	225,809
William G. Hofgard	1,399,335	0	0	225,809
Donald E. Imel	1,399,335	0	0	225,809
W. Bruce Joss	1,399,335	0	0	225,809
Edwin S. Kanemoto	1,399,335	0	0	225,809
Robert W. Lathrop	1,399,335	0	0	225,809

Item 5. Other Information

     The Company’s Chairman, President, and Chief Executive Officer, Robert L. Beauprez, announced his candidacy for the U.S. Congressional seat in the recently created 7th Congressional District for Colorado. If he is elected, Mr. Beauprez will be unable to devote the same amount of time and energy to managing the affairs of the Company as he has in the past. The Company does not know, at this time, which of Mr. Beauprez’s responsibilities, if any, will be allocated to other members of the management team if he is elected to Congress, but he may be required to resign from certain of his duties with the Company and the Bank. Mr. Beauprez has recently resigned as President of the Bank but he remains Chief Executive Officer of the Bank and President of the Company. William A. Mitchell, Jr., was appointed by the Board of Directors of the Bank as the Bank’s new President. Previously, Mr. Mitchell was the Executive Vice President of the Bank. The Bank’s Board of Directors also elected Mr. Mitchell to the Board of Directors on May 15, 2002.

     On August 21, 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of property from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020, for a purchase price of approximately $2,423,900. The second transaction involved the Bank’s purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as “Main Street at FlatIron,” for a purchase price of approximately $3,942,495. The parcels are collectively referred to as “Heritage Place.” The aggregate combined purchase price for Heritage Place was approximately $6,366,395. The Bank has combined the three properties and intends to sell them to a development group in the third or fourth quarter of 2002. After the properties have been sold and developed, the Bank intends to purchase a pad within the newly developed property for the purpose of opening a new branch and relocating some of the Company’s administrative offices. The Bank believes that these properties will be developed into high-end retail, high-end residential and commercial office space, in addition to the Bank’s new building.

     The Bank has incurred and continues to incur costs in order to prepare the property for development. As of June 30, 2002, the Bank had capitalized total costs of $2,324,514.28 relating to preparing Heritage Place for sale to a development group, including fees for a site plan, annexation, zoning, architectural, design and associated fees and expenses. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred marketing and related expenses of $140,618 for the six months ended June 30, 2002 largely related to the marketing of the property. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income present in this report. The Bank expects to incur additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location and that the capitalized and non-capitalized costs incurred and to be incurred to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to a development group and recoup its investment.

Item 6. Exhibits and Reports on form 8-k and Form S-8

(a) Exhibits. The following documents are filed as exhibits to this Report:

Exhibit No.		Description
3.1**	—	Articles of Incorporation of Front Range Capital Corporation

3.2*	—	Bylaws of Front Range Capital Corporation

4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1 to the Registrant’s Registration Statement)

4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)

4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)

10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.4*	—	Indexed Salary Continuation Plan of Heritage Bank

10.5*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

23.1	—	Consent of Fortner, Bayens, Levkulich and Co., P.C.

99.1	—	Certificate of the Chief Executive Officer pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

99.2	—	Certificate of the Chief Financial Officer pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Registrant's Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

**	Previously filed with the Registrant's Form 10-KSB filed March 28, 2001 and incorporated herein by this reference.

(b)	Reports on Form 8-K

None

(c)	Reports on form S-8

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 12th day of August, 2002.

FRONT RANGE CAPITAL CORPORATION (Registrant)

By: /s/ ROBERT L. BEAUPREZ Robert L. Beauprez Chairman of the Board and President (principal executive officer)

By: /s/ ALICE M. BIER Alice M. Bier Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1**	—	Articles of Incorporation of Front Range Capital Corporation

3.2*	—	Bylaws of Front Range Capital Corporation

4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1 to the Registrant’s Registration Statement)

4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)

4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)

10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.4*	—	Indexed Salary Continuation Plan of Heritage Bank

10.5*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

23.1	—	Consent of Fortner, Bayens, Levkulich and Co., P.C.

99.1	—	Certificate of the Chief Executive Officer pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

99.2	—	Certificate of the Chief Financial Officer pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Registrant's Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

**	Previously filed with the Registrant's Form 10-KSB filed March 28, 2001 and incorporated herein by this reference.