Form 10QSB
period 2002-09-30
FRONT RANGE CAPITAL CORP
filed 2002-11-13
CIK 813964

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly period	Commission File Number 333-40028
ended September 30, 2002	333-40028-01

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	4-0970160

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)

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

YES   X    NO

The number of shares outstanding of Registrant’s classes of common stock, as of September 30, 2002, was 1,665,144 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [  ]  No: [X]

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Independent Accountants’ Report

The Board of Directors and Shareholders
Front Range Capital Corporation
   and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of September 30, 2002, and the related interim consolidated statements of income and comprehensive income for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management.

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

Denver, Colorado
November 1, 2002

Front Range Capital Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$13,131,000	$9,980,000
Federal funds sold	—	1,250,000

Cash and cash equivalents	13,131,000	11,230,000
Securities available for sale	42,190,000	28,290,000
Nonmarketable securities	3,337,000	2,626,000
Loans, net of unearned income	275,733,000	234,301,000
Less allowance for loan losses	(2,373,000)	(2,164,000)

Net loans	273,360,000	232,137,000
Foreclosed assets	—	21,000
Premises and equipment, net	17,465,000	14,937,000
Accrued interest receivable	1,132,000	1,293,000
Deferred income taxes	717,000	1,099,000
Other assets	6,885,000	6,417,000

	$358,217,000	$298,050,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$49,880,000	$41,210,000
Interest-bearing	241,953,000	201,162,000

Total deposits	291,833,000	242,372,000
Federal funds purchased	3,280,000	—
Other short-term funds borrowed	11,800,000	18,000,000
Long-term debt	18,736,000	11,246,000
Accrued interest payable	853,000	761,000
Other liabilities	1,817,000	1,514,000

Total liabilities	328,319,000	273,893,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000
Stockholders’ equity
Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	3,670,000	3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,665,144 & 1,327,744 shares issued and outstanding	2,000	1,000
Paid in capital in excess of par value on common stock	8,521,000	4,563,000
Retained earnings	7,828,000	6,691,000
Accumulated other comprehensive income (loss)	677,000	32,000

	20,698,000	14,957,000

	$358,217,000	$298,050,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Interest and dividend income
Loans, including fees	$5,392,000	$5,154,000	$15,621,000	$15,173,000
Investment securities
Taxable	340,000	296,000	920,000	792,000
Non-taxable	123,000	111,000	350,000	331,000
Dividends	45,000	40,000	122,000	108,000
Federal funds sold and other	2,000	1,000	2,000	26,000

Total interest income	5,902,000	5,602,000	17,015,000	16,430,000
Interest expense
Deposits	1,454,000	1,833,000	4,214,000	5,721,000
Federal funds purchased	42,000	84,000	214,000	238,000
Other short-term funds borrowed	77,000	29,000	273,000	143,000
Long-term debt	220,000	267,000	574,000	602,000
Trust preferred securities	275,000	275,000	824,000	831,000

Total interest expense	2,068,000	2,488,000	6,099,000	7,535,000

Net interest income	3,834,000	3,114,000	10,916,000	8,895,000
Provision for loan losses	337,000	325,000	687,000	631,000

Net interest income after provision for loan losses	3,497,000	2,789,000	10,229,000	8,264,000
Noninterest income
Customer service fees	431,000	231,000	1,229,000	619,000
Gain on sale of available for sale securities	18,000	8,000	33,000	13,000
Loan origination fees	179,000	212,000	450,000	514,000
Other	72,000	153,000	314,000	431,000

Total noninterest income	700,000	604,000	2,026,000	1,577,000
Noninterest expense
Salaries and employee benefits	2,063,000	1,549,000	5,742,000	4,492,000
Occupancy expense	374,000	280,000	1,032,000	799,000
Furniture and equipment	214,000	204,000	611,000	549,000
Data processing	182,000	159,000	528,000	438,000
Advertising	152,000	76,000	406,000	248,000
Printing	70,000	85,000	230,000	233,000
Loan and Collection	45,000	56,000	164,000	184,000
Other	824,000	403,000	1,814,000	1,003,000

Total noninterest expense	3,924,000	2,812,000	10,527,000	7,946,000

Income before income taxes	273,000	581,000	1,728,000	1,895,000
Income tax expense	28,000	165,000	462,000	563,000

NET INCOME	$245,000	$416,000	$1,266,000	$1,332,000

EARNINGS PER SHARE
Basic	$0.12	$0.28	$0.72	$0.91

Diluted	$0.12	$0.28	$0.71	$0.90

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$245,000	$416,000	$1,266,000	$1,332,000
Other comprehensive income
Unrealized appreciation (depreciation) on available for sale securities, net of income taxes	375,000	208,000	645,000	345,000

Comprehensive income	$620,000	$624,000	$1,911,000	$1,677,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended September 30,
(Unaudited)

	2002	2001

Net cash provided by operating activities	$2,859,000	$1,466,000
Cash flows from investing activities
Activity in available for sale securities
Sales	3,671,000	6,418,000
Maturities, prepayments and calls	2,503,000	2,858,000
Purchases	(19,113,000)	(13,521,000)
Purchases of nonmarketable securities	(710,000)	(1,043,000)
Loan originations and principal collections, net	(41,910,000)	(58,531,000)
Net Additions to premises and equipment	(3,259,000)	(6,637,000)
Proceeds from sale of foreclosed assets	—	13,000

Net cash used in investing activities	(58,818,000)	(70,443,000)
Cash flows from financing activities
Net cash provided (used) by
Deposits	49,461,000	45,850,000
Federal funds purchased	3,280,000	3,550,000
Other short-term funds borrowed	(6,200,000)	14,000,000
Proceeds from the issuance long-term debt	7,700,000	3,950,000
Repayment of long-term debt	(210,000)	(212,000)
Cash dividends paid on Series B Preferred Stock	(129,000)	(126,000)
Proceeds from issuance of trust preferred securities	—	1,140,000
Proceeds from the issuance of Series B Preferred Stock	—	2,500,000
Proceeds from the issuance of common stock	3,958,000	—

Net cash provided by financing activities	57,860,000	70,652,000

Net change in cash and cash equivalents	1,901,000	1,675,000
Cash and cash equivalents at beginning of period	11,230,000	9,184,000

Cash and cash equivalents at end of period	$13,131,000	$10,859,000

Supplementary disclosures of cash flow information
Cash paid during period for
Interest	$6,007,000	$7,151,000
Income taxes	$814,000	$447,000

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed assets, changes in economic conditions may necessitate revisions of the allowance for loan losses from time to time. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

NOTE C — RESULTS OF OPERATIONS

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE D — RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Instead of amortization, goodwill is subject to a periodic (at least annual) assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. At September 30, 2002, goodwill on the Company’s books totaled $125,470. Accordingly, management does not believe that the effects of these new standards will have a material impact on the Company’s financial statements.

     There have been no other material changes in accounting policies used by the Company during the nine-month period ended September 30, 2002.

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

     Earnings per common share have been computed based on the following:

	Three months		Nine months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(in thousands)
Net income	$245	$416	$1,266	$1,332
Less preferred stock dividends	43	47	129	126

Net income applicable to common stock	$202	$369	$1,137	$1,206

Average number of common shares outstanding	1,665	1,327	1,581	1,327
Effect of dilutive convertible preferred	11	11	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,676	1,338	1,592	1,338

NOTE F — LOAN PORTFOLIO

     A summary of the balances of loans in the loan portfolio is as follows:

	September 30,	December 31,
	2002	2001

Real estate — construction	$75,210,000	$62,060,000
Real estate — commercial	100,366,000	84,763,000
Real estate — residential	59,730,000	49,749,000
Commercial	34,743,000	32,130,000
Consumer	6,8556,000	6,549,000

	276,904,000	235,251,000
Less unearned income	(1,171,000)	(950,000)

Loans, net	$275,733,000	$234,301,000

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

     The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of the terrorist attacks that occurred on September 11, 2001, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to effectively compete with other financial institutions.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	Technological changes implemented by the Company and by other parties which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

     These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

A.     COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

     During the first nine months of 2002, the Company’s total assets increased by $60.2 million or 20.2% to $358.2 million at September 30, 2002 from $298.1 million at December 31, 2001. The increase was primarily the result of growth in loans, net of unearned income and the allowance for loan losses, of $41.2 million or 17.8% to $273.4 million at September 30, 2002 compared to $232.1 million at December 31, 2001. Strong loan demand, primarily in the commercial and construction real estate sector, contributed to this increase in loans. Securities available for sale also grew by $13.9 million or 49.1% to $42.2 million at September 30, 2002 from $28.3 million at December 31, 2001. There were no federal funds sold in the first nine months of 2002 and the Company’s cash and cash equivalents increased $1.9 million or 16.9% to $13.1 million at September 30, 2002 from $11.2 million at December 31, 2001.

     The Company’s liabilities are comprised chiefly of deposits, federal funds purchased and other borrowed funds. Total deposits increased $49.5 million or 20.4% to $291.8 million at September 30, 2002, compared to $242.4 million at December 31, 2001. The increase over the nine-month period was due largely to an increase of interest-bearing deposits, which accounted for $40.8 million or 81.0% of the total deposit growth for the period. Total other borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $4.6 million to $43.0 million for the nine months ended September 30, 2002 compared to $38.4 million at December 31, 2001. Although short-term borrowings decreased $6.2 million to $11.8 million at September 30, 2002 from $18.0 million at December 31, 2001, federal funds purchased increased $3.3 million from $0 at December 31, 2001, and long-term debt increased $7.5 million to $18.7 million at September 30, 2002, from $11.2 million at December 31, 2001. This increase in other borrowed funds was necessary to fund growth in the loan portfolio and caused total liabilities and Company obligated trust preferred securities, to increase $54.4 million or 19.2% to $337.5 million at September 30, 2002 from $283.1 million at December 31, 2001.

B.     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income for the three months ended September 30, 2002 was $245,000, a decrease of $171,000 or 41.1% from $416,000 for the same period in 2001. This decrease was due to increased salaries and employee benefits, development and carrying costs and expenses related to marketing and preparation of the Heritage Place project (described elsewhere in this report) in the amount of $336,000 and other expenses.

     Diluted earnings per share decreased 56.9% to $.12 per share for the three-month period ended September 30, 2002, compared to $.28 per share for the same period in 2001.

     The annualized return on average assets for the three months ended September 30, 2002 and 2001 was .28% and .61%, respectively. Return on average shareholders’ equity on an annualized basis for the three months ended September 30, 2002 and 2001 was 4.8% and 11.74%, respectively. Return on average shareholders’ equity decreased as the balance of shareholders’ equity increased over the same period, due largely to the issuance of 337,400 shares of the Company’s common stock in February, March and July of 2002.

C.     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income for the nine months ended September 30, 2002 was $1.3 million, a decrease of $66,000 or 5.0% from the same period in 2001. This decrease was due to increased salaries and employee benefits, development and carrying costs and expenses for Heritage Place of $476,000 for the nine months ended September 30, 2002 and other expenses.

     Diluted earnings per share decreased 21.0% to $.72 per share for the nine-month period ended September 30, 2002, compared to $.91 per share for the same period in 2001.

     The annualized return on average assets for the nine months ended September 30, 2002 and 2001 was .52% and .69%, respectively. Return on average shareholders’ equity on an annualized basis for the nine months ended September 30, 2002 and 2001 was 9.1% and 14.2%, respectively. Return on average shareholders’ equity decreased as the balance of shareholders’ equity increased over the same period, due largely to the issuance of 337,400 shares of the Company’s common stock in February, March & July of 2002.

D.     NET INTEREST INCOME

     Net interest income is the difference between interest income and interest expense and represents the Company’s primary source of operating income. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities, and other earning assets, which include federal funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

     Net interest income for the three months ended September 30, 2002 was $3.8 million, a $720,000 or 23.1% increase over net interest income for the three-month period ended September 30, 2001, which was $3.1 million. Net interest income for the nine months ended September 30, 2002 was $10.9 million, a $2.0 million or 22.7% increase over net interest income for the nine-month period ended September 30, 2001, which was $8.9 million. These net interest income increases are attributable to an increase in loans, net of unearned income, to $275.7 million at September 30, 2002 from $234.3 million at September 30, 2001 despite an accompanying decrease in the average rate earned on interest-earning assets to 7.57% from 8.96% for the three months ended September 30, 2002 and 2001, respectively; and to 7.76% from 9.38% for the nine months ended September 30, 2002 and 2001, respectively. The average interest rate earned on interest-earning assets decreased primarily due to Federal Reserve actions to reduce short-term interest rates during the last three quarters of 2001 evidenced by a 325 basis point decrease in the intended federal funds rate, which rate remained substantially unchanged in the first three fiscal quarters of 2002. However, a portion of these decreases was offset by an increase in the percentage of loans as a portion of total interest-earning assets.

     The average interest rate incurred on interest-bearing liabilities for the three-month period ended September 30, 2002 and 2001 was 2.98% and 4.47% respectively on average interest-bearing liabilities of $274.9 million in 2002 and $222.6 million in 2001. The average interest rate incurred on interest-bearing liabilities for the nine-month period ended September 30, 2002 and 2001 was 3.10% and 4.71% respectively on average interest-bearing liabilities of $262.8 million in 2002 and $213.1 million in 2001. The Company’s net interest margin decreased to 4.92% from 4.98% for the three months ended September 30, 2002 and 2001 respectively; and 4.97% from 5.08% for the nine months ended September 30, 2002 and 2001 respectively.

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

     The Company charged $337,000 to Provision for Loan Losses in the three months ended September 30, 2002 and $325,000 for the same period in 2001. The Company charged $687,000 to Provision for Loan Losses in the nine months ended September 30, 2002 and $631,000 for the same period in 2001. These increases in the Provision for Loan Losses were allocated in order to accommodate the overall growth in the loan portfolio. The ratio of loan loss reserve to total loans was 0.89% at September 30, 2002 and 1.08% at September 30, 2001.

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

     Non-accrual loans equaled $3.5 million at September 30, 2002, which was 1.27% of total loans and $189,000 at December 31, 2001, which was then 0.08% of total loans. Other loans 90 days or more past due equaled $259,000 at September 30, 2002, which was .09% of total loans, and $-0- at December 31, 2001.

G.     NON-INTEREST INCOME

     Non-interest income was $700,000 for the three months ended September 30, 2002; an increase of $96,000 or 15.9% compared with $604,000 for the three months ended September 30, 2001. This increase was primarily due to a $200,000 increase in customer service fees. Non-interest income was $2.0 million for the nine months ended September 30, 2002; an increase of $449,000 or 28.5% compared with $1.6 million for the nine months ended September 30, 2001. This increase was primarily due to a $610,000 increase in customer service fees during this period.

H.     NON-INTEREST EXPENSE

     Non-interest expense was $3.9 million for the three months ended September 30, 2002; an increase of $1.1 million or 39.5% compared with $2.8 million for the three months ended September 30, 2001. This increase was due primarily to salaries and employee benefits increasing by $514,000 or 33.2% to $2.1 million for the three months ended September 30, 2002, from $1.5 million for the three months ended September 30, 2001. Non-interest expense was $10.5 million for the nine months ended September 30, 2002; an increase of $2.6 million or 32.5% compared with $7.9 million for the nine months ended September 30, 2001. This increase was primarily a result of salaries and employee benefits increasing by $1.2 million or 27.8% to $5.7 million for the nine months ended September 30, 2002, from $4.5 million for the same period in 2001. This increase in employee salaries and benefits was due mainly to the addition of full-time or full-time equivalent employees bringing the total number of employees at September 30, 2002 to 146 compared to 120 employees at September 30, 2001.

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

J.     CAPITAL

     Stockholders’ equity increased to $20.7 million at September 30, 2002 from $15.0 million at December 31, 2001, an increase of $5.7 million or 38.4%. This increase was due to the sale of 337,400 shares of Common stock to accredited investors in February, March and July of 2002 in the aggregate amount of $4.0 million, net of issuance costs of $268,000.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on “risk-weighted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of eight percent and a Tier 1 capital to risk-weighted assets ratio of four percent. In addition, in order to be considered adequately capitalized, bank holding companies must maintain a minimum leverage ratio, which is calculated by dividing Tier 1 capital by average total consolidated assets, of 4.0% (3.0% for some bank holding companies not experiencing substantial growth). The Company’s risk-weighted capital ratios for Total and Tier 1 capital at September 30, 2002 were 10.3% and 6.5%, respectively, and its leverage ratio was 5.8%. The Company’s ratios at December 31, 2001 were 9.9% and 5.6%, respectively, and its leverage ratio was 5.1%.

Item 3. Controls and Procedures

     Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds

     On February 19, 2002, The Company issued 257,400 shares of its Common Stock to 14 investors. On March 21, 2002, the Company issued an additional 40,000 shares of Common Stock to a single investor. In each case, the price was $12.50 per share for an aggregate amount of $3,717,500. On July 1, 2002, the Company issued an additional 40,000 shares of Common Stock to a single investor at a price of $12.75 per share. In each of these cases, at the time of each sale, each of the purchasers was an accredited investor as Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) defines that term. The maximum aggregate proceeds from these issuances was $3,961,000, net of issuance costs of $268,350.

     The Wallach Company, a division of McDonald Investments, served as placement agent for each of those offerings and issuances of Common Stock and was paid a total of $255,783 as compensation for its role. The Common Stock, in each case, was sold in reliance on the exemption from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The proceeds from the offering were used to (i) increase capital to maintain a “well-capitalized” status under federal banking regulations and (ii) support continued growth and other corporate purposes.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     The Company’s Chairman, President, and Chief Executive Officer, Robert L. Beauprez, announced his candidacy for the U.S. Congressional seat in the recently created 7th Congressional District for Colorado, seeking election in the general election dated November 5, 2002. As of the date of this report, the 7th Congressional District has not yet completed tallying votes and a winner for the congressional seat has not yet been determined. If he is elected, Mr. Beauprez will be unable to devote the same amount of time and energy to managing the affairs of the Company as he has in the past. The Company does not know, at this time, which of Mr. Beauprez’s responsibilities, if any, will be allocated to other members of the management team if he is elected to Congress, but he may be required to resign from certain of his duties with the Company and the Bank. Mr. Beauprez resigned as President of the Bank but he remains Chief

Executive Officer of the Bank and President of the Company. The Board of Directors of the Bank appointed William A. Mitchell, Jr. as the Bank’s President. Even if Mr. Beauprez is not elected to serve in Congress, there is no current intention for him to return as President of the Bank. Previously, Mr. Mitchell was the Executive Vice President of the Bank. The Bank’s Board of Directors also elected Mr. Mitchell to the Board of Directors on May 15, 2002.

     On August 21, 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of property from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020, for a purchase price of approximately $2,423,900. The second transaction involved the Bank’s purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as “The FlatIron,” for a purchase price of approximately $3,942,495. The parcels are collectively referred to as “Heritage Place.” The aggregate combined purchase price for Heritage Place was approximately $6,366,395. When the Bank purchased the parcels that now comprise Heritage Place, the Bank intended to sell Heritage Place to an investor or group to develop Heritage Place and thereafter the Bank intended to purchase a pad within the newly developed property to open a new branch and relocate some of the Company’s and the Bank’s administrative offices.

     The Bank entered into a letter of intent, dated September 4, 2002, with Heritage Place Holdings, LLC and Heritage Place Partners, LLC (together, the “Developers”) that discussed the proposed sale of Heritage Place to the Developers along with the Bank’s right to purchase a pad inside Heritage Place once the development is completed. At the time the Bank executed the letter of intent, the individual members of the Developers included Mr. Beauprez, as well as others unaffiliated with the Company or the Bank. On September 30, 2002 officers of the Bank and the Company met with representatives of the Federal Reserve Bank and the Colorado Division of Banking to discuss the relationship of the proposed transaction to federal and state banking laws and regulations and to provide an opportunity for federal and state banking regulators to comment upon the letter of intent. On November 5, 2002, the Bank and the Developers terminated the letter of intent because the development project was no longer economically feasible to the Developers due to market conditions.

     In light of the termination of the letter of intent, the Bank is considering its best course of action regarding Heritage Place including, but not limited to, structuring a similar transaction with developers if market conditions improve in the future; preparing Heritage Place for sale, except for the pad the Bank could develop for a new branch location; or selling Heritage Place including the pad. The Bank hopes to have decided the best course of action regarding Heritage Place by December 31, 2002, but the Bank does not anticipate that Heritage Place will be sold by that date. In the meantime, the Bank continues to move forward with development preparations for the pad upon which a branch building could be located and a site plan has been submitted to the City and County of Broomfield, Colorado for approval.

     The Bank has incurred and continues to incur costs in order to prepare Heritage Place for development. As of September 30, 2002, the Bank had capitalized total costs of $9,460,682.84 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred marketing and related expenses of $476,734 for the nine months ended September 30, 2002 largely related to the marketing of the property, of which $336,116 was incurred in the three months ended September 30, 2002. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place, but the Bank believes that future costs could be substantially less than costs already incurred because many pre-development costs have been paid. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

Exhibit No.		Description

3.1**	—	Articles of Incorporation of Front Range Capital Corporation
3.2*	—	Bylaws of Front Range Capital Corporation
4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1 to the Registrant’s Registration Statement)
4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)
4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)
10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC
10.3*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

Exhibit No.		Description

10.4*	—	Indexed Salary Continuation Plan of Heritage Bank
10.5*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
23.1	—	Consent of Fortner, Bayens, Levkulich and Co., P.C.
99.1	—	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado on the 13th day of November, 2002.

FRONT RANGE CAPITAL CORPORATION (Registrant)

By:	/s/ ROBERT L. BEAUPREZ Robert L. Beauprez Chairman of the Board and President (principal executive officer)

By:	/s/ ALICE M. BIER Alice M. Bier Chief Financial Officer

CERTIFICATIONS

     I, Robert L. Beauprez, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Front Range Capital Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Robert L. Beauprez
Robert L. Beauprez
Chief Executive Officer

CERTIFICATIONS

     I, Alice M. Bier, certify that:

     7.     I have reviewed this quarterly report on Form 10-QSB of Front Range Capital Corporation;

     8.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     12.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Alice M. Bier
Alice M. Bier
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1**	—	Articles of Incorporation of Front Range Capital Corporation
3.2*	—	Bylaws of Front Range Capital Corporation
4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1 to the Registrant’s Registration Statement)
4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)
4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5 of the Registrant’s Registration Statement.)
10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC
10.3*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.4*	—	Indexed Salary Continuation Plan of Heritage Bank
10.5*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
23.1	—	Consent of Fortner, Bayens, Levkulich and Co., P.C.
99.1	—	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Registrants Registration Statement on Form SB-2 (333-40028 and 333-40028-01) in connection with the offer of Trust preferred Securities and incorporated herein by reference.

** Previously filed with the Registrants Form 10-KSB filed March 28, 2001 incorporated herein by this reference.