Form 10KSB
period 2002-12-31
FRONT RANGE CAPITAL CORP
filed 2003-03-28
CIK 813964

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado (Address of principal executive offices)	80027 (Zip Code)

Registrant’s telephone number, including area code:

(303) 926-0300

Securities registered pursuant to Section 12(b) of the Act:

See below

Title of Each Class	Name of Exchange on Which Registered

11% Cumulative Trust Preferred Securities	American Stock Exchange
Guarantee of 11% Cumulative
Trust Preferred Securities

Securities registered pursuant to Section 12(g) of the Act:

None

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.     ☑

      State issuer’s revenues for its most recent fiscal year: $25,869,000.

      The aggregate market value of the voting stock, including common stock and stock convertible into common stock, held by non-affiliates of the Registrant, as of March 1, 2003, was approximately $13,358,022. This computation excludes a total of 627,956 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

      The number of shares outstanding of Registrant’s classes of common stock, as of March 1, 2003, was 1,665,144 shares of Common Stock, $.001 par value.

      The following documents are incorporated herein by reference into the parts of Form 10-KSB indicated: None.

FORWARD-LOOKING STATEMENTS
PART I
1. Business
a. History of Provision of Banking Services
b. General Banking Services and Strategies
c. Lending Activities
d. Other Activities
e. Employees
f. Competition
g. Regulation and Supervision
2. Properties
3. Legal Proceedings
4. Submission of Matters to Vote of Security Holders
PART II
5. Market for Registrant’s Common Equity and Related Stockholder Matters
a. Common Stock of the Company
b. Trust Preferred Securities
c. Junior Subordinated Debentures
d. Recent Sales of Unregistered Securities
6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
a. Results of Operations
b. Financial Condition
7. Financial Statements and Supplementary Data
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
9. Directors and Executive Officers of the Registrant
a. Operation of the Board of Directors and Audit Committee
b. Indemnification, Insurance and Limitation of Liability
c. Employment Agreements
d. Director Compensation
10. Executive Compensation
a. Stock Option Plans
b. Benefit Plan
c. Retirement Plans
11. Security Ownership of Certain Beneficial Owners and Management
12. Certain Relationships and Related Transactions
PART IV
13. Exhibits, and Reports on Form 8-K
14. Controls and Procedures
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report and other reports and documents that the Company files with the Securities and Exchange Commission. Therefore, the information set forth herein and therein is not a guarantee of future performance, operating results or financial condition and should be carefully considered when evaluating the business prospects of the Company and its subsidiary. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiary include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of the war in Iraq and the terrorist attacks that occurred on September 11, 2001, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to effectively compete with other financial institutions.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	Technological changes implemented by the Company and by other parties which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

      These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

1.	Business

      Front Range Capital Corporation (hereinafter the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank (the “Bank”). The Bank has 12 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in 2003 and another in 2004. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division.

      Along with its subsidiary business trust, Front Range Capital Trust I (the “Trust”), the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “Commission”) on June 23, 2000, which became effective December 21, 2000, for the sale of up to $15 million of the Trust’s 11% Cumulative Preferred Securities, guaranteed by the Company (“Trust Preferred Securities”). The Trust Preferred Securities and guarantee of the Company are registered with the Commission pursuant to the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) and are listed on the American Stock Exchange. The Company’s common and other classes of stock are not publicly traded or registered with the Commission.

a. History of Provision of Banking Services

      The Company acquired the Bank, then operating under the name Lafayette First Industrial Bank, in March of 1985. After the acquisition, the Company converted Lafayette First into a state-chartered commercial bank named Bank VII. In 1990, Robert L. and Claudia A. Beauprez acquired a significant ownership interest in the Company and thereupon instituted significant changes in order to enable it to more effectively serve the needs of local small to medium-sized businesses and individual customers. To reflect these changes, the name of the Bank was changed in 1991 to Lafayette State Bank. Since 1990, the Bank has enjoyed steady growth in deposits, commercial and consumer loans and other assets.

      The Bank began its geographic expansion in 1995, with the establishment of branches in Boulder and Louisville. Additional branches have since opened in Erie in 1997; Broomfield, Denver and Louisville (Main Street) in 1998; Longmont in 1999; downtown Boulder, Lafayette (95th Street) and Niwot in 2000; and North Denver (38th & York Streets) in 2002. A branch in Firestone is anticipated to open in the 4th Quarter of 2003 and another in South Longmont (Hover Rd) in the 1st quarter of 2004. This geographic expansion gives the Company a significant presence throughout the diverse and growing economic and population base in the Denver-Boulder metropolitan area. On June 1, 1998, the Bank again changed its name to Heritage Bank to better reflect its expanding geographic presence.

b. General Banking Services and Strategies

      The Company operates under a community banking philosophy. Developing broad customer relationships based on responsive, individualized service provided by experienced officers and staff, the Bank offers customers, including local residents and small to medium-sized businesses, a variety of traditional loan and deposit products from its attractive, convenient locations. General business conditions and the downturn in the economy during 2001 and 2002 have impacted the overall economic climate in Colorado, including increased real estate vacancy rates, bankruptcies and loss of jobs. Nevertheless, the Denver-Boulder metropolitan area continues to be a viable market, enjoying the potential for strong overall economic growth such as the growth the area experienced during the 1990s and 2000, an expanding, well-educated population and an array of diverse industries. The Company has focused on the following strategies to achieve its objectives:

      Emphasizing community banking relationships and a strong customer service culture. The Company enjoys an excellent reputation for its strong service culture. Its officers and staff are dedicated to providing responsive, individualized service to its business and individual customers. Board members, branch presidents, branch managers and officers are encouraged to participate in civic and public service affairs in their communities. As a result of this community interaction, the Company is better able to understand the specific needs of local customers and provide the responsiveness to local concerns expected of a community bank. Banking offices are designed to be conveniently located and to fit in aesthetically with their surroundings. The management team is talented, deep and stable, having experienced very little management turnover in recent years, which promotes a continuity of service to its customers. In November 2002, the Company’s Chairman and President, and the Bank’s Chairman and CEO, Robert L. Beauprez, was elected to serve in the U.S. House of Representatives for the 7th Congressional District of Colorado. As a result of his election, Mr. Beauprez resigned from his executive and board positions, effective December 31, 2002, and a new Chairman and President of the Company and CEO of the Bank and a new Chairwoman of the Bank were elected by their respective Boards of Directors, effective January 1, 2003. Although Mr. Beauprez’s resignation from the Company and the Bank in order to serve in Congress presents a challenge to the Company, the new Chairman and President of the Company and CEO of the Bank, and the new Chairwoman of the Bank, were previously officers and board members, helping to make a smooth transition to maintain the community relationships, customer service and community banking culture that has been the hallmark of the Company’s business.

      Expanding market share and increasing efficiency through internal growth. The Company has grown significantly through branching activities, having opened four new branches in the past three years and planning to open one more in 2003 and another 2004. The Company believes that its current locations provide it with the necessary platform to expand its services within its existing market area and that it has the infrastructure and systems in place to accommodate continued expansion and to absorb many of the overhead costs incurred in the growth of its branch network. As a result, the Company expects its efficiency ratio to decrease and its net earnings to increase. The Company will continue to look for appropriate growth opportunities by opening additional branches within its existing or new markets.

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

      Maintaining strong asset quality. As a result of its disciplined credit underwriting and loan administration, the Company has maintained good asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $387.2 million at December 31, 2002. Over this same period, total loans (net of unearned income) increased from $3.7 million to $268.5 million and total deposits have risen from $4.9 million to $323.1 million. Over the past two calendar years, total assets have grown from $217.3 million at December 31, 2000 to $387.2 million at December 31, 2002, total loans increased from $168.9 million to $268.5 million and total deposits rose from $178.9 million to $323.1 million. Despite this growth, the Company’s ratio of nonperforming assets to total assets at December 31, 2002 was 1.0%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result.

c. Lending Activities

      The Bank provides a wide range of the usual and customary commercial and consumer banking products and services including demand, savings and time deposits, commercial, real estate and consumer loans, and cashier’s checks and money orders. The Bank does not offer trust services or international banking services. The Bank’s primary market is small to medium sized businesses in the Denver-Boulder-Longmont metropolitan area.

      The principal economic risks associated with the lending activities of the Bank is the creditworthiness of any proposed borrower, a borrower’s ability to repay loans and the value of collateral securing any given loan.

General factors that affect a commercial or consumer borrower’s ability to repay loans include, interest, inflation and employment rates, as well as other factors affecting a particular borrower’s assets, employment, cash flows and other financial obligations. The Bank’s primary market is small to medium sized businesses and consumers. In many cases, these customers are less able to withstand competitive, economic and financial pressures than are larger borrowers. During periods of economic weakness, these businesses and individuals may become more adversely affected than larger entities, and may cause increased levels of non-accrual loans, loan charge-offs, foreclosures and higher provisions for loan losses.

      The Bank’s lending activities comprise five principal lending areas: real estate-construction, real estate-commercial, real estate-residential, commercial and consumer. Although the Bank’s business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of the Bank’s loans are secured by real estate. At December 31, 2002, approximately 85.4% of the Bank’s loans were secured by real estate, an increase of 1.9% over December 31, 2001. As a result, risk of nonpayment or default may not be well-spread across diversified borrowing groups. In addition, a general downturn in the Colorado economy that impairs the value of real estate as collateral can increase loan losses and impair liquidity.

      Commercial loans are generally secured by business assets, including equipment and real estate. Other commercial loans may be secured by accounts receivable and inventory. Consumer loans are sometimes unsecured, but also may be secured by personal assets such as vehicles. Generally, an economic downturn, such as the recessionary forces that impacted the national, regional and Colorado economies during 2002, can increase the risk of nonpayment, default and foreclosure of collateral securing loans. Consumer loans are subject to a greater risk of personal bankruptcies during less prosperous economic times.

      The Bank’s disciplined credit underwriting and loan administration and attention to maintaining sound asset quality is one of the ways the Bank tries to mitigate the inherent risks of lending. As another mitigating factor, the Bank’s loan policy permits the purchase and sale of loans by participation in order to manage assets and liabilities and diversify risk. For a more complete discussion of the Bank’s lending policies and efforts to mitigate risk, please see “Management Discussion and Analysis-Financial Condition-Loan Portfolio.”

d. Other Activities

      In addition to the banking services referred to above, the Company formed the Trust, a special purpose, wholly-owned financing subsidiary Delaware business trust, on June 23, 2000. The Trust was formed for the purpose of issuing the Trust Preferred Securities in a public offering which closed on December 28, 2000 pursuant to a Registration Statement on Form SB-2, declared effective by the Commission on December 21, 2000. The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds therefrom in 11% Junior Subordinated Debentures of the Company, issued concurrently with the Trust’s issuance of the Trust Preferred Securities. The Trust conducts no other business. Pursuant to Rule 12h-5 promulgated under the Exchange Act, the Trust is not required to file separate reports pursuant to Section 13 or 15(d) of the Exchange Act if the Company files such reports and includes therein, consolidated condensed financial information about the Trust. In the future, the Company and the Bank may engage in other businesses either directly or indirectly through subsidiaries acquired or formed, subject to regulatory constraints. See “Regulation and Supervision.”

      On May 16, 2001, the Board of Directors created Heritage Investments as a separate division of the Bank to diversify the Bank’s business to include offering securities and fixed and variable annuity products to its customers. These products are offered through the Bank’s relationship with AFS Brokerage, Inc., a broker-dealer registered in 42 states, including Colorado, and a member of the NASD and SIPC. Heritage Investments offers a wide variety of investment products, including mutual funds, life insurance, tax-deferred annuities, tax-free municipal bonds, disability insurance, stocks and bonds and long-term care insurance. In addition, Heritage Investments offers investment services including, advising on retirement, education, risk management, estates, small business and employee benefits strategies.

      The Company’s previous Chairman and President, Robert L. Beauprez, was elected to the U.S. House of Representatives for the 7th Congressional District of Colorado. Mr. Beauprez has resigned as Chairman of the Board of Directors and President & CEO of the Bank. The Board of Directors of the Bank appointed

William A. Mitchell, Jr. as the Bank’s President on May 15, 2002 and elected him to the Board of Directors on the same date. Mr. Mitchell was elected President and Chairman of the Board of Directors of the Company and CEO of the Bank, effective January 1, 2003. Previously, Mr. Mitchell was the Vice President of the Company and President of the Bank. Also, Claudia A. Beauprez was elected Chairwoman of the Board of Directors of the Bank effective January 1, 2003.

e. Employees

      As of March 1, 2003 the Company employed 150 persons on a full-time equivalent basis and a total of 158 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company’s nor the Bank’s officers is employed pursuant to an employment contract.

f. Competition

      The banking business is highly competitive in the Company’s primary markets, which are the Denver-Boulder-Longmont triangle and the north Denver Metropolitan area. Consolidation in the financial services industry has reduced the number of independent banks. The Bank competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, insurance companies, asset-based non-bank lenders and certain other non-financial institutions. Some of the large major commercial banks are able to finance wide-ranging advertising campaigns and allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions have substantially higher lending limits and financial resources than does the Bank.

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

      Nevertheless, the Bank has been able to effectively distinguish itself as a community bank and compete by emphasizing customer service, technology and responsive decision-making by establishing long-term customer relationships and loyalty and by providing products and services designed to meet the specific needs of customers. The Company believes its competitive strengths, including its reputation for developing and continuing banking relationships, responsiveness to customer needs, individualized customer service and maintenance of skilled and resourceful personnel, will enable it to continue to successfully compete in the communities it serves.

g. Regulation and Supervision

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

      i. Front Range Capital Corporation. As a registered bank holding company under the BHCA, the Company is subject to the supervision, regulation and examination by the Board of Governors of the Federal

Reserve System (“Federal Reserve”). The BHCA requires the Company to file reports with the Federal Reserve and to provide additional requested information.

Restrictions on Dividends. Bank holding companies may pay cash dividends on common stock only if prospective earnings retention is consistent with the organization’s expected capital needs, asset quality and financial condition. Payment of cash dividends also should not impose undue pressure on the capital of subsidiary banks or undermine the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

The Gramm-Leach-Bliley Act (“GLB”) eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval. GLB effectively repealed certain depression-era laws, which prohibited the affiliation of banks and those other financial services entities under a single holding company. Under GLB, bank holding companies and other types of financial service entities may elect to become financial holding companies. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complimentary to financial activities and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. As a result of the GLB, financial holding companies may offer a variety of financial services, or services incidental or complimentary to financial services, including banking, securities underwriting, merchant banking and insurance. These new financial services may also be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, all of which must be conducted under the financial holding company.

A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. Subsidiary banks of a financial holding company must remain well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions.

The Company is not currently a financial holding company and has no current intention to become a financial holding company. The GLB may change the operating environment applicable to the Company and the Bank in substantial and unpredictable ways. For example, while it might allow the Company to enter into various types of business it was prohibited from before GLB, it may also substantially increase competition for financial services, both of which could substantially change the competitive landscape in which the Company and the Bank operate.

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

Capital Adequacy Requirements. Bank holding companies are subject to the minimum capital requirements of the Federal Reserve. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. These regulations apply on a consolidated basis to bank holding companies with assets of $150 million or more. For bank holding companies with less than $150 million in assets, the guidelines apply on a bank-only basis. Since the Company has over $150 million in assets, the guidelines apply on a consolidated basis. The guidelines establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. In addition, banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions above the minimum supervisory levels. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on their perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. As a result of these requirements, the growth of the Company’s assets is limited by the amount of its capital. Capital requirements can affect profitability and payment of distributions. In addition, if the Company is unable to increase its assets without violating the capital requirements or is forced to reduce assets, its ability to generate earnings would be impaired. Furthermore, earnings may need to be retained rather than paid as distributions to shareholders.

The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2002, on a consolidated basis, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 6.49% and its ratio of total capital to total risk-weighted assets was 10.25%.

The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2002, the Company’s leverage ratio was 5.39%.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event a depositing institution becomes “undercapitalized,” it must submit a capital restoration plan in which the bank holding company guarantees the subsidiary’s compliance up to a certain specified amount.

Bankruptcy. In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, any deficit under any commitment by the debtor holding company to maintain the capital of an insured depository institution must be cured immediately and will generally have priority over most other unsecured claims.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law, representing broad and comprehensive reform of laws affecting corporate governance, accounting obligations and financial reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered with the Commission or that file reports under the Exchange Act. Among the requirements of the new law are: (i) new requirements for the composition and activities of audit committees; (ii) additional responsibilities regarding financial statements and disclosure of financial and non-financial information for the principal executive and principal financial officers of companies; (iii) new standards for auditors and regulation of auditors and audits; and (iv) increased disclosure and reporting obligations for reporting companies and their officers and directors. While many of the provisions of the Sarbanes-Oxley Act were immediately effective, other provisions became effective over time pursuant to rules promulgated by the Commission and still other provisions are not yet effective, but will become effective subject to the Commission’s rulemaking authority. Since the Trust Preferred Securities are registered with the Commission (although the Company’s common stock is not), the Company is subject to the Sarbanes-Oxley Act.

ii. Heritage Bank. The Bank is a Colorado-chartered banking corporation. A member of the Federal Reserve and the FDIC, the Bank is subject to supervision and regulation by the Federal Reserve, the FDIC and the Colorado Division of Banking (the “CDB”). In addition to federal regulations, the CDB may conduct examinations of, and requires periodic information about, the financial condition, operations, management and intercompany relationships of the Company and the Bank.

Federal law provides that no state bank or subsidiary of a state bank may engage as principal in any activity not permitted for national banks, unless the state bank complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the FDIC’s Bank Insurance Fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

Restrictions contained in the Federal Reserve Act and Regulation O promulgated under that Act imposing an aggregate limitation on all loans to directors, executive officers, principal shareholders and their related interests (“Insiders”), apply to all insured institutions, their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Capital Adequacy Requirements. A state-chartered bank is subject to capital adequacy requirements similar to the capital adequacy requirements of a bank holding company, including the requirement of a total risk-based capital ratio of 8.0%, (4.0% of which is consisting of Tier 1 capital elements). To be categorized as “well capitalized” under prompt corrective action regulations, Tier 1 capital to risk-

based assets must be 6%; total capital to risk-based assets must be 10%; and the leverage ratio must be 3%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five tiers of capital adequacy: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the Federal Reserve’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital-raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. In the event an institution is deemed significantly undercapitalized, it may be required to sell stock, merge, be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary or dismiss officers and directors. If the institution is a bank holding company, it may be prohibited from making capital distributions without Federal Reserve approval and may have to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without FDIC approval, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction or pay excessive compensation or bonuses. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. No sanctions apply to “well” or “adequately” capitalized institutions.

The Bank currently is classified as “well capitalized.” At December 31, 2002, the Bank’s Tier 1 capital to risk-weighted assets ratio was 9.47%, total capital to risk-weighted assets ratio was 10.25% and its leverage ratio was 7.87%.

Deposit Insurance Assessments. The Bank’s deposit accounts are insured up to a maximum of $100,000 per depositor by the FDIC. The FDIC issues regulations and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors, not shareholders. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

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

Community Reinvestment Act. The CRA and the corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Privacy. Under the GLB, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers are able to prevent financial institutions from sharing personal financial information with non-affiliated third parties, exempting third parties that market the institution’s own products and services. In addition, financial institutions are prohibited from disclosing consumer account numbers to any nonaffiliated third parties for use in telemarketing, direct mail marketing or electronic mail marketing to consumers.

Terrorism and the USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001 was enacted on October 26, 2001. In general, USA PATRIOT prohibits specified financial transactions and account relationships and requires enhanced due diligence and “know your customer” standards for financial institutions dealing with foreign financial institutions and foreign customers. In addition, the Secretary of the Treasury is authorized to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering. Financial institutions complying with these regulations will be not be deemed to have violated the privacy provisions of the GLB.

Consumer Laws and Regulations. In addition, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks, such as the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act.

iii. Instability and Regulatory Structure. Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and the Bank operate. The ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon the Company’s or the Bank’s financial condition or results of operations cannot be predicted.

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

The Company’s common stock is not publicly traded, but the Company currently files reports with the Commission under Section 13(a) of the Exchange Act due to the registration of the Trust Preferred Securities and, in accordance therewith, files annual, quarterly and periodic reports. Such reports and other information can be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission’s regional offices in New York (233 Broadway, New York, New York 10279) and Chicago (Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661). Copies of such materials can be obtained from the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the public reference facilities of the Commission may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a web site that contains reports and other information regarding registrants that file electronically with the Commission at http:/www.sec.gov. These reports include the Company’s annual, quarterly and periodic reports. The Company is not required to deliver an annual report to security holders and does not currently intend to send such an annual report voluntarily.

2.	Properties

      The Company conducts business at 12 full-service branch locations, including branches in Boulder, Longmont, Lafayette, Louisville, Broomfield, Denver, Erie and Niwot, Colorado. The Company owns five of the facilities that house Bank branches and leases the remaining facilities under various terms. In the opinion of management, each of the properties owned by the Company is adequately covered by insurance.

      The following table sets forth certain information regarding the facilities:

		Owned/Leased and	In Operation or
Location	Address	Lease Terms(1)	Owned Since

Boulder — Pearl Street	2775 Pearl Street Boulder, Colorado 80302	Leased: 10 year term ending September 30, 2004	February 1995
Boulder — West End	1900 Ninth Street Boulder, Colorado 80302	Leased: 5 year term ending July 31, 2004	February 2000
Broomfield	5720 W. 120th Avenue Broomfield, Colorado 80020	Owned	January 1998
Broomfield — Coalton Drive (2 parcels of undeveloped property)	9590 Coalton Drive, Broomfield, Colorado 80020	Owned	August 2001
Denver — LODO	1543 Wazee Street Denver, Colorado 80202	Owned	October 1998
Erie	785 Cheesman Erie, Colorado 80516	Owned	June 1997
Lafayette	811 S. Public Road Lafayette, Colorado 80026	Owned	April 1987
Lafayette — 95th Street	2695 North Park Drive, Suite 101 Lafayette, Colorado 80026	Leased: 5 year term ending January 14, 2005	February 2000
Longmont — N. Main Street	2333 N. Main Street, Suite E Longmont, Colorado 80501	Leased: 62 month term ending March 21, 2004	March 1999
Louisville	1020 Century Drive, Suite 202 Louisville, Colorado 80027	Owned	July 1995
Louisville — Main Street	801 Main Street, Suite 130 Louisville, Colorado 80027	Leased: 5 year term Ending March 31, 2003	August 1998
Louisville — McCaslin Blvd	400 S. McCaslin Blvd, Suite 211 Louisville, Colorado 80027	Sub-Leased: lease term Ending June 30, 2004	July 2001
Niwot	6800 N. 79th Street Niwot, Colorado 80503	Leased: 5 year term Ending February 28, 2005	July 2000
Denver — York St	3850 York Street, Denver, Colorado 80205	Leased: 5 year term ending January 31, 2007	April 2002
Firestone	8080 Weld County Rd 13 Firestone, Colorado 80520	Owned	Anticipated to open 4th quarter 2003
South Longmont	Home Depot Center — S Hover Rd Longmont, Colorado 80501	Owned	Anticipated to open 1st quarter 2004

(1)	The lease terms do not include renewal option periods that may be available.

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

      In light of the termination of the letter of intent, the Bank is considering its best course of action regarding Heritage Place including, but not limited to, structuring a similar transaction with developers if market conditions improve in the future; preparing Heritage Place for sale to different investors, except for the pad the Bank could develop for a new branch location; or selling Heritage Place including the pad. In the meantime, the Bank continues to move forward with development preparations for the pad upon which a branch building could be located and a site plan for development of 320,000 square feet has been submitted to the City and County of Broomfield, Colorado for approval. The Bank anticipates that the City will render a decision on the site approval process by May of 2003.

      The Bank has incurred and continues to incur costs in order to prepare Heritage Place for development. As of December 31, 2002, the Bank had capitalized total costs of $9,824,487.45 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred marketing and related expenses of $661,322 for the twelve months ended December 31, 2002 largely related to the marketing of the property, of which $184,588 was incurred in the three months ended December 31, 2002. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur only modest additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place. Based on an opinion letter from an independent certified general appraiser, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs incurred to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

      In October 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520 for a purchase price of $600,000. The Bank intends to build a new branch on this property. An application for a new branch has been submitted to the Federal Reserve and the CDB. The Federal Reserve has approved the new Firestone branch and the Bank is awaiting approval from the CDB. The Bank anticipates opening the Firestone branch in the fourth quarter of 2003.

      In December 2002, the Bank purchased a parcel of undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501 for $550,000. The Bank currently plans to build a new branch at this location, but has not yet submitted branching applications. The Bank hopes to open this new South Longmont branch in the first quarter of 2004.

3.	Legal Proceedings

      The Company and the Bank are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the banking business. Management does not believe that there is any pending or threatened proceeding which, if determined adversely, would have a material effect on the Company’s or the Bank’s business, results of operations or financial condition.

4.	Submission of Matters to Vote of Security Holders

      None.

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters

a.	Common Stock of the Company

      The Common Stock of the Company is not publicly traded. No dividends on the Company’s Common Stock have been paid in either of the past two fiscal years. As of March 1, 2003, the Common Stock, including preferred stock convertible into common stock on a one-to-one basis, was held by 1,675,644 holders of record.

b.	Trust Preferred Securities

      On December 28, 2000, the Trust issued 1,000,000 11% Cumulative Trust Preferred Securities to the public for cash in an aggregate amount of $8,000,000. The Trust Preferred Securities were issued through an underwriting syndicate whose representative was Howe Barnes Investments, Inc (the “Underwriters”). The Company paid underwriting fees of $.40 per Trust Preferred Security or an aggregate of $400,000. The Trust Preferred Securities were offered pursuant to a Registration Statement on Form SB-2 filed with the Commission on June 23, 2000, thereafter amended by Amendment No. 1 to Form SB-2 filed October 26, 2000, Amendment No. 2 to Form SB-2 filed November 17, 2000, Amendment No. 3 to Form SB-2 filed December 1, 2000, Amendment No. 4 to Form SB-2 filed December 18, 2000 and Amendment No. 5 to Form SB-2 filed December 20, 2000 (the “Registration Statement”) and the final Prospectus which formed a part of the Registration Statement filed December 21, 2000. The Registration Statement was declared effective on December 21, 2000, and the Trust Preferred Securities were sold to the Underwriters on December 28, 2000. On January 12, 2001, the Underwriters exercised their over-allotment option to acquire an additional 150,000 Trust Preferred Securities for cash in an aggregate amount of $1,200,000, bringing the aggregate amount of Trust Preferred Securities issued to 1,150,000 and an aggregate amount of proceeds to the Trust of $9,200,000. The aggregate amount of underwriting fees equaled $460,000.

      The Trust Preferred Securities are publicly traded and listed on the American Stock Exchange under the trading symbol “FNG.Pr”. The Trust Preferred Securities began trading December 28, 2000 at a price of

$8 per Trust Preferred Security. The high and low per share price of the Trust Preferred Securities for each quarter of 2002 and 2001 were as follows:

	2002		2001

Quarter Ended	Low	High	Low	High

March 31	$8.10	$8.50	$7.94	$8.50
June 30	$8.00	$8.55	$8.00	$8.50
September 30	$8.25	$9.00	$8.15	$8.50
December 31	$8.16	$8.75	$8.00	$8.60

      This quarterly high and low trading price was provided by the American Stock Exchange and by Pink Sheets, LLC on March 17, 2003.

      No dividends on the Trust Preferred Securities were declared as of December 31, 2002. The Trust Preferred Securities are held in street name by the Depository Trust Company or its nominee, Cede & Co.

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

      Concurrently with the issuance of the Trust Preferred Securities by the Trust, the Trust invested the proceeds from the issuance of the Trust Preferred Securities in 11% Junior Subordinated Debentures issued by the Company in the aggregate principal amount of $9,485,000 (“the “Debentures”). The Debentures were registered concurrently with the Trust Preferred Securities pursuant to the Registration Statement. After deducting approximately $400,000 in expenses and the underwriting fee, the Company used the proceeds from the sale of the Debentures to the Trust to repay a revolving line of credit with a balance of $2.4 million and a promissory note in the principal amount of $100,000. In addition, approximately $5.9 million was invested in the Bank in order to finance the opening of new branches, to improve technology and services, to support the Bank’s continued growth and to increase the Bank’s capital to attain or maintain certain levels of capitalization set forth in applicable federal banking regulations.

d.	Recent Sales of Unregistered Securities

      On June 24, 1999, the Company issued 2,000 shares of Common Stock to a single individual at $12.00 per share or $24,000. This transaction was for cash and was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investor was an accredited investor as that term is defined in Rule 501 of Regulation D under the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. The investor purchased the securities for his or her own account without an aim toward distribution. The sale to the investor was made without general solicitation or advertising.

      On October 19, 2000, the Company issued 1,317 shares of its 2000 Series B Preferred Stock in exchange for promissory notes aggregating $417,000 from certain of the Company’s common shareholders. On February 9, 2001, the Company issued 750 shares of the 2000 Series B Preferred Stock to two investors at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $750,000. On March 5, 2001, the Company issued 200 shares of its 2000 Series B Preferred Stock to two investors at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $200,000. On April 30, 2001, the Company issued 500 shares of its Series B Preferred Stock to one investor at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $500,000. On June 5, 2001, the Company issued 50 shares of its 2000 Series B Preferred Stock to one investor at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $50,000. On September 12, 2001, the Company issued 1,000 shares of its 2000 Series B Preferred Stock to two investors at a purchase price of $1,000 per share, paid in cash, for an aggregate amount of $1,000,000. Each sale was made pursuant to the registration exemption provided by Section 4(2) of the Securities Act and

Regulation D promulgated thereunder. At the time of the sale, each of the investors was accredited as that term is defined in Rule 501 of Regulation D of the Securities Act or otherwise met the requirements of Rule 506 of Regulation D. Each investor purchased the securities for his or her own account without an aim toward distribution. The sales to the investors were made without general solicitation or advertising. The Company redeemed 200 shares of Series B Preferred Stock for cash in the aggregate amount of $200,000 during fiscal year 2000. The Company is required to pay an annual dividend on the 2000 Series B Preferred Stock equal to the prime rate and paid dividends on the 2000 Series B Preferred Stock in the aggregate amounts of $25,000 during the fiscal year 2000, $171,000 during 2001 and $170,000 during 2002.

      On February 19, 2002, the Company issued 257,400 shares of its Common Stock to 14 investors. On March 21, 2002, the Company issued an additional 40,000 shares of Common Stock to a single investor. In each case, the price was $12.50 per share for an aggregate amount of $3,717,500. On July 1, 2002, the Company issued an additional 40,000 shares of Common Stock to a single investor at a price of $12.75 per share. In each of these cases, at the time of the sale, each of the investors was an accredited investor. The maximum aggregate proceeds from these issuances was $3,961,000, net of issuance costs of $268,350. The Wallach Company, a division of McDonald Investments, served as placement agent for each of those offerings and was paid $256,324 as compensation for its role. The Common Stock, in each case, was sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The proceeds from the offerings were used to (i) increase capital to maintain a “well-capitalized” status under federal banking regulations and (ii) support continued growth and other corporate purposes.

6.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

      Management’s Discussion and Analysis of Financial Condition or Plan of Operation analyzes the major elements of balance sheets and statements of income. This section should be read in conjunction with the financial statements and accompanying notes, disclosure concerning forward-looking statements and other detailed information appearing elsewhere in this report.

a. Results of Operations

      Overview. For the year ended December 31, 2002, the Company recorded net income of $1.4 million, a decrease of $420,000 from net income of $1.9 million for the year ended December 31, 2001. The majority of the decrease is attributed to the carrying costs associated with Heritage Place which had expenses of $661,322 in 2002. The Company’s earnings performance reflects continued positive growth trends in both total assets and loans carried over from the year ended December 31, 2001. The income generated as a result of this growth offset the Company’s increased non-interest expenses, including additional staffing costs and expenses related to Heritage Place.

      During 2002, total assets increased by $89.2 million or 29.9% over 2001 and $80.7 million or 37.1% in 2001 over 2000. Total loans, net of unearned income, increased $34.2 million or 14.6% during 2002 and $65.5 million or 38.8% during 2001. This growth was due to increased loan demand in the Company’s market area. Although deposits increased by $80.8 million or 33.3% to $323.1 million during 2002 and $63.5 million or 35.5% during 2001 to $242.4 million, the Company, in 2002, substantially increased additional borrowed funds and sold common equity for the aggregate proceeds of $3.7 million in the capital markets to support its growing asset base and loan portfolio. See “Recent Sales of Unregistered Securities.” At December 31, 2002, total borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, were $40.3 million, an increase of $1.8 million or 4.7% from total borrowed funds outstanding at December 31, 2001, which was $38.4 million.

      Return on average stockholders’ equity was 7.55% for 2002 compared with 14.26% for 2001. Return on average total assets for 2002 was 0.43% compared with 0.70% for 2001. This decrease was due to the combination of decreased earnings and increased shareholder equity following the February 2002 stock offering.

      Net Interest Income. The Company’s primary source of revenue is net interest income, which is the difference between interest income and interest expense. Significant factors affecting net interest income include the type and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Net interest margin, which is net interest income expressed as a percentage of average earning assets, was 4.89% for the year ended December 31, 2002 and 5.09% for the year ended December 31, 2001.

      Interest Income. Interest income in 2002 was $23.0 million, an increase of $1.1 million or 4.8% compared with interest income of $21.9 million in 2001. While principal sources of interest income are loans, investment securities, federal funds sold and dividends, most of these increases during 2002 resulted from loan growth, which added $770,000 of interest income.

      Interest Expense. Total interest expense was $8.3 million in 2002, a decrease of $1.5 million or 15.43% compared with $9.8 million in 2001. The decrease is attributable largely to the decrease in deposit rates paid despite increases in deposits and in funds borrowed. The overall decrease in deposit rates was due largely to Federal Reserve actions to lower the discount rate, which had the effect of lowering the rates paid on interest-bearing demand accounts during 2002.

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

	Year Ended December 31,

	2002			2001

		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Rate	Balance	or Paid	or Rate

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,477	$55	1.23%	$515	$27	5.24%
Investment securities
Taxable	28,730	1,416	4.93	20,306	1,197	5.89
Tax exempt(1)	10,098	483	4.78	9,348	441	4.72
Loans(2)	259,979	21,027	8.09	210,866	20,257	9.61
Allowance for loan losses	(2,347)	—		(2,198)	—

Total interest-earning assets	300,937	22,981	7.64%	238,837	21,922	9.18%
Noninterest-earning assets	36,689			26,686

Total assets	$337,626			265,523

Interest-bearing liabilities:
Interest-bearing deposits
Demand, interest-bearing	$107,490	1,780	1.66%	$85,547	$2,379	2.78%
Savings	12,798	90	0.70	10,587	193	1.82
Certificates of deposit	104,508	3,933	3.76	82,001	4,747	5.79

Total interest-bearing deposits	224,796	5,803	2.58	178,135	7,319	4.11

	Year Ended December 31,

	2002			2001

		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Rate	Balance	or Paid	or Rate

	(Dollars in thousands)
Federal funds purchased	11,040	215	1.95	5,788	252	4.35
Other short-term funds borrowed	12,082	351	2.91	11,673	498	4.27
Long-term debt	15,478	805	5.20	10,138	599	5.91
Trust Preferred Securities	9,200	1,092	11.87	9,161	1,105	12.06

Total interest-bearing liabilities	272,596	8,266	3.03%	214,895	9,773	4.55%
Noninterest-bearing liabilities	45,721			37,582

Total liabilities	318,317			252,477
Stockholders’ equity	19,309			13,046

Total liabilities and stockholders’ equity	$337,626			$265,523

Net interest income		$14,715			$12,149

Net interest margin			4.89%			5.09%
Net interest spread			4.60			4.63
Ratio of average interest-earning assets to average interest-bearing liabilities	110.40%			111.14%

(1)	Yields are calculated using stated rates, not tax-equivalent rates.

(2)	Loans are net of unearned income. Nonaccrual loans are included in average loans outstanding.

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

	Year Ended December 31,			Year Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Change Due to			Change Due to

	Volume(1)	Rate	Total(2)	Volume(1)	Rate	Total(2)

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$208	$(180)	$28	$6	$18	$24
Investment securities
Taxable	497	(278)	219	214	(102)	112
Tax exempt	35	7	42	9	(12)	(3)
Loans	4,718	(3,948)	770	7,059	(2,806)	4,253

Total increase (decrease) in interest income	5,458	(4,399)	1,059	7,288	(2,902)	4,386

	Year Ended December 31,			Year Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Change Due to			Change Due to

	Volume(1)	Rate	Total(2)	Volume(1)	Rate	Total(2)

	(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing deposits
Demand, interest-bearing	610	(1,209)	(599)	764	(1,310)	(546)
Savings	40	(143)	(103)	34	(69)	(35)
Certificates of deposit	1,303	(2,117)	(814)	1,970	(125)	1,845
Federal funds purchased	229	(266)	(37)	22	(116)	(94)
Other short-term borrowed funds	17	(164)	(147)	234	(166)	68
Long-term debt	316	(110)	206	(123)	(153)	(276)
Trust preferred securities	5	(18)	(13)	965	133	1,098

Total increase (decrease) in interest expense	2,520	(4,027)	(1,507)	3,867	(1,807)	2,060

Increase (decrease) in net interest income	$2,938	$(372)	$2,566	$3,422	$(1,096)	$2,326

      During 2002, the average balance of loans outstanding was $260.0 million, 49.1 million or 23.3% greater than the average balance of loans of $210.9 million for 2001. Average loans were 77.0% of average total assets in 2002 compared with 79.4% in 2001. The greater volume of loans outstanding during 2002 resulted in an increase of $770,000 million in loan interest income in 2002 over 2001. Average yield on loans in 2002 decreased to 8.09% from 9.61% in 2001.

      The average amount of nonaccrual loans also affects the average yield earned on all outstanding loans. The average amount of nonaccrual loans for the years ended December 31, 2002 and 2001 were $1.9 million and $160,000 respectively and therefore, did not have a significant effect on the average loan yield.

      Interest on investment securities increased by $248,000 or 17.0% in 2002 compared with 2001. Because the average balance of securities increased by $9.2 million in 2002 over 2001, the Company enjoyed higher interest income in 2002 even though the average interest rate decreased to 4.89% from 5.52%. The tax equivalent average yield for 2002 was 5.53% compared with 6.29% for 2001.

      Provision for Loan Losses. Provision for loan losses is established through charges to income in order to bring the total allowance for loan losses to a level deemed appropriate by the Company’s management to offset losses in the loan portfolio. Management determines the provision for loan losses based on factors such as those discussed under “— Financial Condition — Allowance for Loan Losses.”

      Growth of the Bank’s loan portfolio can result in increased likelihood of loan losses. This potential caused the Company to increase its provision for loan losses by $368,000 to $1.2 million during the year ended December 31, 2002, compared to the $850,000 provision made during the year ended December 31, 2001. Net charge-offs totaled $988,000 for the year ended December 31, 2002 compared with $635,000 for the year ended December 31, 2001.

      Noninterest Income. The following table sets forth the Company’s noninterest income for the periods indicated:

	Year Ended
	December 31,

	2002	2001

	(Dollars in
	thousands)
Customer service fees	$1,703	$1,219
Gain (loss) on sale of investment securities	33	25
Real estate mortgage origination fees	710	691
Other	442	359

Total noninterest income	$2,888	$2,294

      Noninterest income for the year ended December 31, 2002 increased $594,000 or 25.9% to $2.9 million compared with $2.3 million in 2001. The increase was primarily due to an increase in service charges on deposit accounts and real estate mortgage origination fees both resulting from increased volume of lending and deposit business activity.

      Noninterest Expense. The following table sets forth the Company’s non-interest expense for the periods indicated:

	Year Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Salaries and benefits	$7,988	$6,178
Occupancy	1,401	1,052
Furniture and equipment	830	728
Data processing	717	584
Advertising	589	333
Other (includes Supplies and Loan Collection)	3,059	2,148

Total noninterest expense	$14,584	$11,023

      Salary and benefits expense increased by $1.8 million or 29.3% for the year ended December 31, 2002, compared with the year ended December 31, 2001. This increase reflects pay range adjustments and additional staff needed for the opening of a new branch and to support general growth.

      For the year ended December 31, 2002, operating expenses other than salaries and benefits increased $1.8 million or 36.1% compared with the year ended December 31, 2001. These increased costs were related primarily to increased occupancy expenses, supplies expenses and marketing expenses as well as carrying costs associated with Heritage Place of $661,322.

      Provision for Income Taxes. Total income tax expense was approximately $361,000 for the year ended December 31, 2002 compared to $710,000 for the year ended December 31, 2001, a decrease of $349,000 as a result primarily of decreased net income. Effective income tax rates for the year ended December 31, 2002 and 2001 were 27.7% and 27.6%, respectively.

      Return on Average Assets and Stockholders’ Equity. The following table sets forth certain ratios related to stockholders’ equity for the years ended December 31, 2002 and 2001 (using average balance sheet data):

	Year Ended
	December 31,

	2002	2001

Return on average assets	.43%	.70%
Return on average stockholders’ equity	7.55%	14.26%
Stockholders’ equity to average assets	5.65%	5.63%

      Return on average assets decreased 27 basis points to 0.43% in 2002 compared with the 0.70% recorded in 2001. This decrease is due principally to a substantial increase in assets coupled with a substantial decrease in net income. Return on average stockholders’ equity for the year ended December 31, 2002 was 7.55%, down 671 basis points from 14.26% in 2001, due largely to the combination of decreased earnings and increased shareholder equity following the issuance of common stock in February 2002.

b.	Financial Condition

      Loan Portfolio. At December 31, 2002, loans were $268.5 million, an increase of $34.2 million or 14.6% compared with loans of $234.3 million at December 31, 2001. Loan growth during this period occurred primarily in commercial real estate loans, though construction and residential real estate loans showed substantial increases as well.

      The following table summarizes the Company’s loan portfolio by type of loan at the dates indicated:

	December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate — construction	$72,129	26.7%	$62,060	26.4%
Real estate — commercial	100,999	37.5	84,763	36.0
Real estate — residential	57,038	21.2	49,749	21.1
Commercial	32,703	12.1	32,130	13.7
Consumer	6,783	2.5	6,549	2.8

Total loans	$269,652	100.0%	$235,251	100.0%

Less unearned income	(1,104)		(950)

Loans	$268,548		$234,301

      The Company concentrates its lending activities in five principal areas: real estate-construction, real estate-commercial and real estate-residential loans, commercial loans, and consumer loans. The interest rates charged for loans vary with the perceived degree of credit and interest rate risk, the size and maturity of the loans and the borrower’s relationship with the Bank.

      The Bank’s underwriting standards are determined in its loan policy by its board of directors. The board reviews the loan policy at least annually to ensure compliance with banking regulations and that standard banking practices are utilized. All underwriting decisions are based on examination of the purpose for the loan; the character and credit history of the borrower; the sources of repayment of the loan, historical and projected cash flows and the collateral for the loan. The Company does not employ a specific formula for underwriting standards, but evaluates the merits of each loan request individually based on the above criteria. The Bank’s board of directors has also established a loan committee to evaluate potential loans.

      The majority of loans are direct loans made to individuals and small to medium-sized businesses. The Company utilizes local promotional activities and personal contact with customers to compete with other lenders. Loans are made to borrowers whose applications include a sound purpose, a viable repayment source and a repayment plan established at inception. Loans are generally backed by a secondary source of repayment and are often secured by real estate collateral.

      Upon loan approval, the Bank utilizes an automated loan documentation preparation system that standardizes the loan product for all commercial and consumer loans, and assists in ensuring that it and the Company remains in compliance with all applicable state and federal laws and regulations.

      Commercial loans are generally secured and are structured as credit lines, term loans, or occasionally as time notes. Credit lines and time notes are usually secured by general business assets and mature in one year or less. Term loans are usually secured by equipment and/or real property and mature in one to seven years. In underwriting commercial loans the primary emphasis is placed on cash flow and collateral values while personal guarantees are of secondary importance. Although recent losses have been minimal, commercial loans have a relatively higher risk profile than other loans in that they are generally for larger amounts and repayment depends largely upon the business success of the borrower. The Bank’s loan policy limits equipment and commercial real property loans to 80% of the lesser of cost or market value of the collateral, subject to compensating factors. The amounts and terms of loans secured by accounts receivable and inventory are determined according to a formula which values the collateral based on the age of the accounts receivable and the degree of completion of the inventory.

      Consumer loans may be unsecured or secured by collateral such as automobiles, boats and recreational vehicles. Most consumer loans mature in four years or less, although the Company’s loan policy permits consumer loans that mature in five years and home improvement loans secured by second mortgages on real property that mature in ten years. Most of these loans are made by individual loan officers within their assigned lending limits. Historically, net charge-offs for consumer loans have generally been quite modest.

      Residential real estate loans are generally made in accordance with the standards consistent with resales on the secondary market. These loans mature in up to 30 years, and may have either fixed or adjustable interest rates. The Bank generally sells residential mortgages that mature in 15 or more years on the secondary market. Residential real estate loans retained in the portfolio generally have adjustable rates and/or maturities of five years or less.

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

      The loan policy permits the sale of loans by participation for purposes of asset/ liability and liquidity management, diversification of risk and prevention of overlines. For example, in the first quarter of 2001, the Company repurchased $16.0 million in loans previously sold to other financial institutions in order to accommodate asset growth. Repurchasing these previously sold loans contributed to loan growth over that year. The loan policy also allows the Company to purchase loans meeting the Company’s underwriting standards by participation for purposes of asset/ liability management and diversification of risk. The Company analyzes the suitability of all institutions with which it participates in loans, whether by sale or purchase.

      The following tables present the maturities and sensitivity to changes in interest rates of loans at December 31, 2002 and December 31, 2001. Variable rate loans comprised 60.7% of the Company’s loan portfolio at December 31, 2002 and 47.2% at December 31, 2001.

	December 31, 2002

		Over One Year
		Through Five Years		Over Five Years

	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

	(Dollars in thousands)
Real estate — construction	$64,607	$2,643	$4,838	$—	$41	$72,129
Real estate — commercial	12,505	41,386	26,112	12,879	8,108	100,990
Real estate — residential	20,630	7,680	22,946	5,052	740	57,048
Commercial	20,606	4,182	5,287	1,788	840	32,703
Consumer	1,946	4,325	—	511	—	6,782

Total loans(1)	$120,294	$60,216	$59,183	$20,230	$9,729	$269,652

(1)	Total loans excludes $1,104,000 of unearned loan income. Net of unearned loan income, loans equaled $268.5 million.

	December 31, 2001

		Over One Year
		Through Five Years		Over Five Years

	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

	(Dollars in thousands)
Real estate — construction	$53,200	$5,315	$3,250	$159	$136	$62,060
Real estate — commercial	11,558	35,045	13,816	20,263	4,081	84,763
Real estate — residential	19,219	9,458	13,478	6,955	639	49,749
Commercial	19,442	4,980	5,376	1,160	1,172	32,130
Consumer	1,743	4,243	—	563	—	6,549

Total loans(1)	$105,162	$59,041	$35,920	$29,100	$6,028	$235,251

(1)	Total loans excludes $950,000 of unearned loan income. Net of unearned loan income, loans equaled $234.3 million.

      Nonperforming Assets. At December 31, 2002, the Company had $3.8 million in nonperforming loans, defined as nonaccrual loans, loans 90 days or more past due and still accruing and restructured loans. At December 31, 2001, the Company had $189,000 in nonperforming loans. This difference of $3.6 million was due largely to default in construction loans. Of the $3.8 million in nonperforming loans at December 31, 2002, approximately $2.8 million was due to a single customer.

      Generally, a loan is placed on nonaccrual status and ceases accruing interest when, in management’s opinion, there is an indication the borrower may be unable to make payments when they become due. Although interest income is not accrued on loans reclassified to nonaccrual status, interest income may be recognized on a cash basis if management expects collection in full of principal and interest. When a loan is placed on nonaccrual status, any previously accrued but unpaid interest is reversed. Loans for which the accrual of interest has been discontinued amounted to $3.7 million at December 31, 2002, and $189,000 at December 31, 2001 respectively.

      Nonperforming assets include nonperforming loans and other real estate owned — OREO. Delinquent real estate loans are not reclassified as OREO until the Company takes title to the property, either through foreclosure or upon receipt of a deed in lieu of foreclosure. In such situations, the secured loan is reclassified on the balance sheet as OREO at the lesser of the fair value of the underlying collateral less estimated selling costs, or the recorded amount of the loan. At December 31, 2002, OREO equaled $76,000, compared with $21,000 at December 31, 2001. However, the Company’s balance sheet filed as a part of this report includes a line item for OREO in the amount of $8.07 million. This is due to regulatory requirements that certain costs associated with Heritage Place be categorized as “Other Real Estate Owned” rather than as “Premises and Equipment”. As a result, the amount of Other Real Estate Owned reflected on the balance sheet far exceeds the OREO amount discussed in this section and reflecting nonperforming assets. Total non-performing assets were $3.9 million at December 31, 2002 compared with $210,000, at December 31, 2001, an increase of $3.6 million.

      Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual and charged-off loans. Alternatives for collection that are considered include foreclosure, collecting on guarantees, restructuring the loan or filing suit.

      The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated:

	December 31,

	2002	2001

	(Dollars in
	thousands)
Nonaccrual loans	$3,737	$189
Other loans 90 days or more past due	36	—
Foreclosed assets	76	21

Total nonperforming assets	$3,849	$210

Ratio of nonperforming and other loans 90 days or more past due to total loans	1.4%	0.08%
Ratio of nonperforming assets to total loans plus other real estate	1.43%	0.09%
Ratio of nonperforming assets to total assets	1.00%	0.007%

      Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management of the Bank has established an allowance for loan losses which it believes is adequate for estimated losses inherent in its loan portfolio. Based on an evaluation of the loan portfolio, management presents a review of the allowance for loan losses to the Bank’s board of directors, indicating any change in the allowance since the last review and any recommendations for adjustments to the allowance. In making its evaluation, management considers factors such as the Bank’s historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the Bank’s internal loan review process and other relevant factors. Charge-offs occur when management deems that loans are uncollectible in whole or in part.

      The total allowance for loan losses was $2.4 million at December 31, 2002, an increase of $230,000 from $2.2 million December 31, 2001. Management believes the increase in the allowance for loan losses was necessary given the overall growth in the loan portfolio.

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

      The Bank maintains a classified loan list, which includes Grade 3 through Grade 6 loans for the purpose of monitoring its loan portfolio and measuring its risk. Classified loans require more frequent monitoring than non-classified loans. Grades 1 and 2 loans are not included on the classified loan list. Grade 3 loans are designated as “specially mentioned.” While “specially mentioned” loans do not have all the characteristics of “substandard” or “doubtful” loans, they include sufficient weakness to warrant special attention. Loans graded as Grade 4 “substandard” loans are characterized by the borrower’s likely inability to meet present payment terms, increased operating losses or reduced cash flows. Grade 5 “doubtful” loans are similar to substandard loans but have deficient collateral. Grade 6 “loss” loans are loans in the process of being charged-off.

      Historically, the Bank used that grading process to determine the specific allowance for loan losses for classified loans. However, in 2001, the Bank revised its loan losses allocation methodology in order to bring its reserve practices more in line with the regulatory guidance contained in the recently issued Federal Financial Institutions Examinations Council (FFIEC) Interagency Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation dated July 2, 2001 (the “Policy Statement”). The Policy Statement encourages specific reserves for “impaired loans” as set forth in FAS 114 and reasonable loss estimates for the remainder of the portfolio in accordance with FAS 5.

      Under the revised methodology, the allowance for loan losses for classified loans is based on specific reserves that are determined by estimating loss exposure on Grade 3-6 loans. Loss estimates are typically determined by comparing loan balances with collateral valuations, adjusted for factors such as holding costs and selling expenses. The allowance for loan losses for non-classified loans are determined by a formula-based reserve allocation broken down by product line and based on the perceived risk inherent in a given product type. For example, consumer loans are allocated a 1.5% allowance, real estate loans are allocated an allowance between ..5% and .75% and commercial loans are allocated an allowance of 1.25%.

      The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:

	December 31,

	2002	2001

	(Dollars in thousands)
Average loans outstanding	$259,979	$210,866

Loans outstanding at end of period	$268,548	$234,301

Allowance for loan losses at beginning of period	$2,164	$1,949
Charge-offs:
Real estate — construction	322	—
Real estate — commercial	122	175
Real estate — residential	—	8
Commercial	472	372
Consumer	105	94

Total charge-offs	1,021	649
Recoveries:
Real estate — construction	—	—
Real estate — commercial	—	—
Real estate — residential	—	—
Commercial	14	4
Consumer	19	10

Total recoveries	33	14
Net (recoveries) charge-offs	988	635
Provision for loan losses	1,218	850

Allowance for loan losses at end of period	$2,394	$2,164

Ratio of net charge-offs (recoveries) to average loans	0.38%	0.30%
Ratio of allowance to end of period loans	0.89%	0.92%
Ratio of allowance to end of period nonperforming loans	63.45%	1,144.97%

      The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans and certain other information at December 31, 2002 and December 31, 2001. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,

	2002		2001

		Percentage		Percentage
		of Loans		of Loans
	Amount of	to Total	Amount of	to Total
	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Real estate — construction	$611	26.7%	$462	26.4%
Real estate — commercial	526	37.5%	707	36.0%
Real estate — residential	227	21.2%	237	21.1%
Commercial	914	12.1%	611	13.7%
Consumer	116	2.5%	147	2.8%

Total allowance for loan losses	$2,394	100.0%	$2,164	100.0%

      Management believes that the allowance for loan losses at December 31, 2002 is adequate to cover losses inherent in the loan portfolio at such date. Factors beyond the Company’s control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.

      Investment Portfolio. The Company’s investment policy is designed to ensure liquidity for cash flow requirements, to help manage interest rate risk, to ensure collateral is available for public deposits, to manage asset quality diversification and to maximize yield. Investments are managed centrally to maximize compliance and effectiveness of overall investing activities. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, profitability, capital ratios, liquidity needs and other matters related to investing activities is performed by the Executive Committee and Asset Liability Committee of the Bank and reviewed by the Bank’s board of directors.

      The following table summarizes the amortized cost and the distributions of securities held as of the dates indicated:

	December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$13,597	26.9%	$3,282	11.5%
Mortgage-backed securities	23,037	45.6	12,726	45.1
State and municipal securities	11,511	22.8	9,226	32.7
Corporate securities	2,009	4.0	2,689	9.5
Equity securities	135	0.3	135	0.5
Other investments	$181	0.4	$181	0.7

Total available for sale	$50,470	100.0%	$28,239	100.0%

      As of December 31, 2002, the entire investment portfolio was designated “available for sale.” As of December 31, 2002, the amortized cost of the Company’s total investment portfolio was $50.5 million, an increase of $22.2 million or 78.7% from $28.3 million December 31, 2001.

      The following table summarizes the contractual maturity of investment securities and their weighted average yields at December 31, 2002:

			After One But		After Five But
	Within One		Within Five		Within Ten
	Year		Years		Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. government agency securities	$1,000	6.27%	$3,282	4.06%	$5,500	3.63%	$3,815	3.14%	$13,597	3.79%
Mortgage-backed Securities	—	—	1,340	5.43	3,225	1.39	18,472	4.67	23,037	4.26
State and municipal securities(1)	50	6.78	660	7.39	1,903	5.88	8,898	6.86	11,511	6.73
Corporate securities	—	—	—	—	—	—	2,009	5.32	2,009	5.32
Equity securities and other investments(2)	—		—		—		316	4.97	316	4.97

Total available for sale securities	$1,050	6.29%	$5,282	4.82%	$10,628	3.35%	$33,510	5.12%	$50,470	4.74%

(1)	Yields are calculated using tax equivalent rates.

(2)	Equity securities and other investments do not have stated maturities.

      The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statement with unrealized gains and losses reported, net of tax, in a separate component of stockholders’ equity until realized.

      Deposits. Although the Company raised funds through offerings of equity securities and borrowings in 2002, historically, the Company’s primary source of funds has been customer deposits. Total deposits increased to $323.1 million at December 31, 2002 from $242.4 million at December 31, 2001, an increase of $80.7 million or 33.3%. This increase was a result of additional deposit growth at existing branches and the purchase of approximately $773,000 additional brokered deposits.

      Non-interest bearing deposits at December 31, 2002 increased $8.1 million or 19.7% to $49.3 million from $41.2 million at December 31, 2001. Interest-bearing deposits at December 31, 2002 were $273.8 million, an increase of $72.6 million or 36.1% from $201.2 million at December 31, 2001.

      The following table sets forth the distribution of the Company’s deposits by type as of the date indicated:

	December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand, non-interest bearing deposits	$49,371	15.28%	$41,210	17.00%
Demand, interest-bearing deposits	115,176	35.65	102,764	42.40
Savings	14,145	4.38	12,573	5.19
Time, $100,000 and over	70,289	21.74	45,339	18.71
Other time	74,144	22.95	40,486	16.70

Total deposits	$323,125	100.0%	$242,372	100.0%

      The following table presents the daily average balances for each major category of deposits and the weighted average interest rate paid on interest-bearing deposits for each of the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Demand, interest-bearing deposits	$107,489	1.66%	$85,527	2.78%
Savings	12,798	0.70	10,587	1.82
Time, $100,000 and over	55,630	3.66	41,531	5.69
Other Time	48,878	3.87	41,890	5.68
Total interest-bearing deposits	224,795	2.58	179,535	4.07
Noninterest-bearing deposits	43,376		35,253

Total deposits	$268,171	2.16%	$214,788	3.40%

      The following table presents the amounts and maturity of certificates of deposit that had balances of $100,000 or more at December 31, 2002:

December 31, 2002

(Dollars in
thousands)
Remaining maturity
Less than three months	$12,003
Three months up to six months	22,480
Six months up to twelve months	19,662
Twelve months and over	16,144

Total	$70,289

      Federal Funds Purchased and Other Borrowed Funds. The Company may, from time to time, purchase funds directly from the Federal Reserve Bank, in addition to utilizing other means of raising funds, in order to increase liquidity and support growth. Federal funds purchased averaged $11.0 million during 2002 compared with $5.8 million in 2001, a $5.2 million or 89.7% increase, which was necessary to meet loan demand and asset growth. The average rate paid on federal funds decreased to 1.95% in 2002 compared with 4.35% in 2001. Total interest paid on federal funds purchased decreased by $37,000 or 14.7% in 2002 compared with 2001 despite the increase in federal funds purchased primarily because of the decrease in average rates paid. Leveraging the balance sheet through the use of borrowed funds during the past several years has had a significantly favorable effect on net interest income as a result of the positive spread between the yield on earning assets and cost of borrowed funds. The Bank may also sell federal funds at times when the Bank has more liquidity than it needs. In 2002, the Bank sold $22.28 million of federal funds, an increase of $21.63 million over the amount sold in 2001.

      During 2002, the Bank utilized short-term advances from the Federal Home Loan Bank as an additional source of funds. At December 31, 2002, the Bank had $11.8 million of these advances outstanding at interest rates ranging from 1.79% to 3.04% compared to $18.0 million at December 31, 2001 at interest rates ranging from 1.87% to 4.75%.

      At December 31, 2002, long-term debt equaled $18.6 million compared with $11.2 million at December 31, 2001. Other long-term borrowed funds averaged $15.5 million during 2002 compared with $10.1 million during 2001. This increase was necessary to meet loan demand and to provide the Bank with additional capital. Based on these factors, interest expense on long-term debt increased by $206,000 or 34.48% in 2002 compared with 2001.

      The following table sets forth certain information regarding total borrowed funds at or for the periods indicated:

	At or for
	the Period Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Average balance outstanding	$38,600	$27,599
Maximum amount outstanding at any month-end during the period	$58,791	$39,969
Balance outstanding at end of period	$31,063	$29,246
Weighted average interest rate during the period	3.55%	4.89%

      Liquidity. The Company’s liquidity policy provides management with guidelines to ensure that funds are available as needed to support asset growth or to reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. Due to the potential for unexpected fluctuations in deposits and loans, active management of liquidity is critical. In order to respond to these circumstances, sources of both on and off-balance sheet funding are in place.

      Traditionally, the Company has relied on sources such as cash on hand and loan and investment maturities to fund liquidity needs. The Company has chosen to expand its sources to include lines of credit and advances with the Federal Home Loan Bank and other correspondent banks. The Company has also issued additional shares of its 2000 Series B Preferred Stock and common stock from time to time in the past two years in order to expand liquidity to meet the demands of asset and loan growth.

      To enhance the Company’s ability to manage liquidity, and in accordance with SFAS No. 115, Accounting for Certain Investment and Debt and Equity Securities, all investments are accounted for as available for sale. At December 31, 2002, these securities plus cash and cash equivalents totaled $87.9 million, which was 22.7% of total assets.

      Generally, investment securities which mature within one year can be converted into cash for liquidity needs at amounts which approximate their book value. Securities with maturities greater than one year are more sensitive to changes in interest rates and, therefore, their liquidation value would tend to be more volatile relative to their book value.

      Capital Resources. Stockholders’ equity increased to $20.1 million at December 31, 2002 from $15.0 million at December 31, 2001, an increase of $5.7 million or 38.1%. This increase was due primarily to net income of $1.4 million and the Company’s issuance of 297,400 shares of Common Stock at a price of $12.5 per share and 40,000 shares at $12.75 per share during 2002.

      The following table provides a comparison of the leverage and risk weighted capital ratios of the Company and the Bank as of December 31, 2002 and December 31, 2001 to the minimum and well-capitalized regulatory standards:

			To be Well
	Minimum		Capitalized
	Required for		Under Prompt	Actual Ratio at	Actual Ratio at
	Capital Adequacy		Corrective Action	December 31,	December 31,
	Purposes		Provisions	2002	2001

Front Range Capital Corporation (consolidated) Leverage ratio	4.00	%(1)	N/A	5.39%	5.09%
Tier 1 risk-based capital ratio	4.00%		N/A	6.49%	5.62%
Risk-based capital ratio	8.00%		N/A	10.25%	9.91%
Heritage Bank Leverage ratio	4.00	%(1)	5.00%	7.87%	8.93%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.47%	9.88%
Risk-based capital ratio	8.00%		10.00%	10.25%	10.70%

(1)	The Federal Reserve may require the Company and/or the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

      Interest Rate Sensitivity. The Company’s asset liability management policy sets the necessary guidelines for managing the volume and mix of assets and other funding sources. In addition, the Company has established a system for monitoring its net interest rate sensitivity position.

      Interest rate risk is managed by ALCO, the Bank’s Asset Liability Committee, which is comprised of the Bank’s senior officers and two directors, in accordance with policies approved by the Company’s board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings, capital levels and general economic conditions.

      Interest rate risk management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate risk exposure while also providing liquidity to satisfy the cash flow requirements of operations and to meet customers’ fluctuating demands for funds, in terms of loan requests and deposit withdrawals.

      Interest-earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. “GAP” refers to the difference between interest-earning assets and interest-bearing liabilities repricing within given time frames. As a result, major fluctuations in net interest income and net earnings could occur due to imbalances between the amounts of interest-earning assets and interest-bearing liabilities, as well as different repricing characteristics. GAP management seeks to protect earnings by maintaining an appropriate balance between interest-earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

      The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are reviewed by ALCO quarterly and are used to guide ALCO’s asset liability strategy. ALCO guidelines approved by the Company’s board of directors generally limit the estimated change in net interest margin over the succeeding 12 months. In the event the change exceeds 25 basis points of the forecasted net interest margin given a 200 basis points change in interest rates, the board will increase its scrutiny and may change its strategy if necessary. At December 31, 2002, the estimated effect of an immediate 200 basis point increase in rate was a decrease in forecasted net interest margin for 12 months of 20 basis points, which would result in a decrease in net interest income of $739,000. The estimated effect of an immediate 200 basis point decrease in rate was an increase in forecasted net interest margin for 12 months of 1 basis points, which would result in a decrease in net interest income of $58,000.

      The following table summarizes the Company’s interest rate sensitivity analysis at December 31, 2002:

	Volumes Subject to Repricing Within

		Over	Over
		Three Months	One Year
	Three Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total

	(Dollars in thousands)
Interest-earning assets:
Federal Funds sold	$22,275	$0	$0	$0	$22,275
Investment securities	5,525	797	6,687	36,027	49,036
Loans	93,693	58,835	91,597	25,527	269,652

Total interest-earning assets	$121,493	$59,632	$98,284	$61,554	$340,963
Interest-bearing liabilities:
Deposits
Demand, interest-bearing	115,194	0	0	0	115,194
Savings	14,145	0	0	0	14,145
Certificates of deposit	55,466	67,485	21,482	0	144,433
Federal Funds purchased	0	0	0	0	0
Other short-term borrowings	4,500	8,000	0	0	12,500
Long-Term debt	0	1,200	9,965	7,398	18,563
Trust preferred securities	0	0	0	9,200	9,200

Total interest-bearing liabilities	$189,305	$76,685	$31,447	$16,598	$314,035

Interest rate gap	$(67,812)	$(17,053)	$66,837	$44,956	$26,928

Cumulative period gap	$(67,812)	$(84,865)	$(18,028)	$26,928

Cumulative period gap to total assets	(17.51)%	(21.92)%	(4.66)%	6.95%

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

      Availability of Dividends. The Company’s principal cash requirement is for the repayment of debt. The Company depends upon the payment of cash dividends by the Bank to service the Company’s debt.

      As the sole stockholder of the Bank, the Company is entitled to dividends declared by the Bank’s board of directors, out of funds legally available to pay dividends, and subject to the restrictions imposed by banking regulations. Generally, a Colorado-chartered banking corporation, which is a member of the Federal Reserve, may make quarterly distributions provided such distributions do not exceed the lesser of the Bank’s retained earnings or the Bank’s net income for the last three fiscal years, including the current year, less the amount of any distributions made by the Bank to its stockholders during that three-year period. Banking regulators may order a Bank to refrain from making a proposed distribution when, in the regulators’ opinions, the payment of the distribution would constitute an unsafe or unsound practice.

      The Company expects that the cash dividends paid by the Bank will be sufficient to meet the Company’s cash requirements, although there is no assurance that dividends will be paid at any time in any amount.

7.	Financial Statements and Supplementary Data

      Financial Statements and Supplementary Data may be found at page 47 of this Report.

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no dismissals or resignations, or other changes in, or disagreements with, the Company’s principal independent public accountants on accounting and financial disclosure within the past two years.

PART III

9.	Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the Company’s executive officers and directors and the executive officers and directors of the Bank:

		Position with Front Range
Name	Age	Capital Corporation	Position with Heritage Bank

William A. Mitchell, Jr.	43	Chairman of the Board; President	Director, Chief Executive Officer and President
Claudia A. Beauprez	53	Director; Secretary and Treasurer	Chairwoman of the Board
Alice M. Bier	49	Chief Financial Officer	Chief Operating Officer, Assistant Secretary
William L. Armstrong III	36	Director	Director
Victor Fruehauf	66	Director	Director
Larry W. Gibson	62	Director	Director; Senior Vice President
William G. Hofgard	71	Director	Director
W. Bruce Joss	53	Director	Director, Secretary
Edwin S. Kanemoto	53	Director	Director
Robert W. Lathrop	63	Director	Director

      The Company’s Articles of Incorporation, as amended, authorize up to 25 directors. The nine directors that serve on the Company’s Board of Directors also comprise the board of directors of the Bank. Each of the Company’s and the Bank’s executive officers serves at the discretion of the respective Board of Directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the Board of Directors and hold office until their successors are appointed or until their resignation or removal.

      Effective December 31, 2002, Robert L. Beauprez resigned from his positions as Chairman and President of the Company and Chairman of the Bank in connection with his election to and service in the U.S. Congress, representing the 7th Congressional District of Colorado in the U.S. House of Representatives. In connection with Mr. Beauprez’s resignations, William A. Mitchell, Jr. was elected Chairman and President of the Company effective January 1, 2003 and Claudia A. Beauprez was elected Chairwoman of the Bank, effective January 1, 2003. Mr. Beauprez had previously resigned from his position as President of the Bank in May 2002 and Mr. William A. Mitchell, Jr. was elected President of the Bank on May 15, 2002. Robert L. Beauprez and Claudia A. Beauprez are married. There are no family relationships among any of the other directors and executive officers of the Company or the Bank.

      Mr. Beauprez had been the President and a director of the Company since 1990 and was elected Chairman of the Board in July 1993. He had served as Chief Executive Officer of the Bank since 1995. Prior to that, he was a partner in his family’s dairy farming business in Lafayette, Colorado. He also served as a director of Bank One-Louisville Center, formerly Affiliated First National Bank of Louisville, for 13 years prior to 1990. Mr. Beauprez formerly served as Chairman for the Colorado Republican Party and as chairman of his county party and congressional district. He has served on the Boulder Community Hospital Foundation board of trustees and as Chairman of the Board of the Independent Bankers of Colorado. He also was vice chairman of the Independent Bankers of America Policy Development Committee and Federal Legislation Committee. Mr. Beauprez’s other community activities include work with the St. Louis Church Finance Committee, Long’s Peak Council Boy Scouts of America, Student Venture, Boulder County Advisory Council, St. Louis School Board and several other community organizations.

      Effective March 1, 2003, Donald E. Imel retired from the board of directors of both the Company and the Bank. Mr. Imel had served as a director of both the Company and the Bank, or its predecessors, since 1987, serving as Chairman of the Board of the Company from 1987 to 1993.

      William A. Mitchell, Jr. is the Chairman and President of the Company and a Director and Chief Executive Officer of the Bank. Prior to his election to these positions, he was Vice President of the Company and Executive Vice President of the Bank. Neither the Company nor the Bank has elected a successor to the positions that Mr. Mitchell previously held. Prior to joining the Bank, Mr. Mitchell served as President and a director of First Community Industrial Bank, a Washington Mutual company in Denver, managing a $275 million banking organization with 11 branch locations in three states. In addition, he supervised a $200 million home equity company based in California for Washington Mutual. Prior to that, he worked for six years as a branch manager for Chrysler First Financial Services in Colorado where he managed a $50 million branch consumer finance institution. Mr. Mitchell serves as a director of the Colorado State Banking Board, the Independent Bankers of Colorado and Bankers’ Bank of the West. He also serves as a director of the Boulder Adopt a School program and as a trustee of the Boy Scouts of America, Longs Peak Council.

      Claudia A. Beauprez has been Secretary, Treasurer and a director of the Company since 1991 and a director of the Bank since 1990. She was elected as Chairwoman of the Bank on December 18, 2002, effective January 1, 2003. She is also an employee of the Bank, serving as an executive advisor. Mrs. Beauprez was a licensed real estate agent from 1992 to 1998 and was active in the family dairy farming business in Lafayette, Colorado prior to joining the Company. Mrs. Beauprez received a Bachelor’s degree in education from the University of Colorado in 1971. She is a former president of St. Louis Catholic School Board and is currently a Stephens Minister at St. Louis Catholic Church. Mrs. Beauprez is a member of the board of directors of a non-profit organization that provides housing and counseling for unwed mothers. Mrs. Beauprez volunteers her time assisting with the elderly and shut-ins in nursing homes, with the American Cancer Society and the reading program at a local elementary school. She is also a member of the Congressional Club in Washington, D.C.

      Alice M. Bier became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for 15 years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Ms. Bier has worked in the banking industry since 1971. Ms. Bier has been an active member in several community organizations, including Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers’ Network, is Vice President of the Board of Directors of HospiceCare of Boulder and Broomfield Counties and President of Coal Creek Rotary Club. Ms. Bier is also a member of the Boulder County Treasurer’s Investment Advisory Committee.

      William L. Armstrong III has been a director of the Company and the Bank since 2001. He is a shareholder, director, and Executive Vice-President of Cherry Creek Mortgage Company, where he has served as a senior executive for the past nine years. Mr. Armstrong’s primary focus at that firm is its hedging functions, product development, trading, pricing and loan structuring. His other business initiatives include a title company, real estate appraisal company and a reinsurance company. Mr. Armstrong served on the National Board of Directors of Enterprise Development International, a non-profit organization, and managed the re-election campaign for Colorado State Senator John Andrews.

      Victor Fruehauf has been a director of the Company since 1995 and a director of the Bank since 1994. He is the Chairman of the Board and a director of Fruehauf Plant and Garden Center, a privately-owned company in Boulder, Colorado that sells plants, flowers, giftware, outdoor furniture, nursery stock and other related products. Mr. Fruehauf also is the general partner of a family limited partnership that develops, owns and operates a small shopping mall in Boulder, Colorado. Prior to his experience with Fruehauf Plant and Garden Center, Mr. Fruehauf served in various personnel and labor relations capacities with Dow Chemical Company. He previously served for seven years on the board of directors of Colorado National Bank — Boulder. Four of those years, he served as Chairman of the Board of the East Boulder Branch of Colorado National Bank.

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

      W. Bruce Joss has been a director of the Company and the Bank since 1991. He is a stockholder in the Louisville law firm of Rautenstraus and Joss, P.C., specializing in commercial law. He has maintained a private law practice since 1974 and has previously served as Louisville City Attorney and Prosecutor. Mr. Joss previously served as a director of Affiliated First National Bank of Louisville. Mr. Joss’ law firm currently serves as legal counsel for the Company and the Bank.

      Edwin S. Kanemoto has been a director of the Company since 2001. He is a licensed real estate broker for Prudential LTM, Realtors, where he has been associated since May of 1989. Prior to his tenure at Prudential LTM Realtors, Mr. Kanemoto was a realtor with Moore Realty, and before that, he was Vice President and co-owner of Title Realty Executives, Inc. Prior to his experience in real estate, Mr. Kanemoto worked in the banking industry from 1972 through 1977. He is a former director of United Bank of Longmont and Norwest Bank of Longmont. He was also Chairman of the Boards of the Longmont Area Chamber and Longmont United Hospital.

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

a.	Operation of the Board of Directors and Audit Committee

      The Company’s board of directors has established a Compensation Committee. In addition, the boards of directors of the Company and the Bank have established audit committees. The purpose of the Company’s Audit Committee is to review and coordinate the audit conducted by the Company’s independent auditors and matters relating to internal control systems. In performing this function, the Audit Committee reviews reports from the independent auditors and meets separately with representatives of senior management. Both the Company’s and the Bank’s Audit Committees are currently comprised of Messrs. Lathrop and Armstrong, each of whom the Company considers to be an independent director. Mr. Joss formerly was a member of the

Audit Committee, but resigned from that position due to his affiliation with the law firm of Rautenstraus and Joss, P.C., who performs legal services on behalf of the Company from time to time, and the possibility that such affiliation could compromise his status as an independent director serving on the Audit Committee. As of the date of this report, the Board of Directors has determined that the Company does not have an Audit Committee Financial Expert as that term is defined in §407 of the Sarbanes-Oxley Act and Commission Rules because the board has not determined that any of its board members meet the specific qualifications to be an “audit committee financial expert” set forth in Commission’s Rules. The Company is currently evaluating its directors to determine a suitable replacement for Mr. Joss on the Audit Committee and to assess the skills, expertise and experience of its directors as potential Audit Committee members to ensure compliance with the provisions of the Sarbanes-Oxley Act within the time periods that Act mandates and is assessing whether or not its Audit Committee Charter should be amended. The compensation committee has the limited role of making recommendations to the board of directors with respect to the compensation of the Company’s executive officers. The compensation committee is comprised of Messrs. Fruehauf and Lathrop, each of whom is an outside director. The Company does not have a nominating committee. Nominations to the board of directors are determined by the entire board of directors.

b.	Indemnification, Insurance and Limitation of Liability

      Under its Articles of Incorporation and Bylaws, the Company provides for indemnification, to the maximum extent permitted by law, of any person who is or was a director, officer, agent, fiduciary or employee of the Company or the Bank against any claim, liability or expense arising against him or her because he or she is or was a director, officer, agent, fiduciary or employee or was serving another entity as a director, officer, partner, trustee, employee or fiduciary at the Bank’s or the Company’s request. The Company also maintains director and officer insurance on behalf of any individual who is or was a director, officer, employee, fiduciary or agent against any claims or liability asserted against him or her arising out of his or her capacity or status as such.

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

d. Director Compensation

      Directors of the Company receive no compensation for their services. However, in 2002 directors of the Bank, who are not also executive officers of the Bank, received $1,000 per month for their service on the board, whether or not they attended board meetings. No additional compensation is paid for serving on a committee. Directors of the Bank, who are also Bank officers, receive no additional compensation for their role as directors. Mr. Lathrop receives additional compensation for inspecting and verifying the value of collateral that secures loans.

10.	Executive Compensation

      The table below provides certain summary information concerning compensation paid to or accrued on behalf of the President and other executive officers who earned more than $100,000 in salary and bonuses for 2002. The Company does not have any current plan for restricted stock awards, stock appreciation rights, long-term incentive plans or other forms of long-term compensation.

Name and Principal Position(1)	Year	Salary	Bonus	All Other Compensation

Robert L. Beauprez, President of the Company; Chief Executive Officer of the Bank(2)	2002	$193,754.89	$62,803.16	$55,605.88	(4)
William A. Mitchell, Jr., Vice President of the Company; President of the Bank(3)	2002	$123,676.28	$35,053.75	$13,141.38	(5)
Alice M. Bier, Chief Financial Officer of the Company, Chief Operating Officer of the Bank	2002	$113,447.28	$28,710.01	$15,056.82	(6)
Robert L. Davis, Jr., Executive Vice President of the Bank	2002	$95,458.20	$21,847.95	$9,224.52	(7)
Cheryl L. Houser, Mortgage Loan Officer	2002	$129,614.53	$0.00	$3,879.32	(8)

(1)	Position and titles as of December 31, 2002.

(2)	Mr. Beauprez resigned as President of the Bank effective May 15, 2002. He resigned as CEO of the Bank and President of the Company effective December 31, 2002.

(3)	Mr. Mitchell was appointed as Chief Executive Officer of the Bank and President of the Company following the resignation of Mr. Beauprez from each of those positions. Mr. Mitchell’s compensation reflected in this report is not necessarily indicative of the compensation he might expect to receive in his new positions with the Company and the Bank.

(4)	Consists of contributions by the Company of $7,676.27 to its 401(k) plan, $47,168.96 to its Executive Retirement Plan and $760.65 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(5)	Consists of contributions by the Company of $4,595.07 to its 401(k) plan, $8,330.08 to its Executive Retirement Plan and $216.23 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(6)	Consists of contributions by the Company of $4,288.16 to its 401(k) plan, $10,378.04 to its Executive Retirement Plan and $390.62 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(7)	Consists of contributions by the Company of $3,314.96 to its 401(k) plan, $5,683.96 to its Executive Retirement Plan and $225.60 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

(8)	Consists of contributions by the Company of $3,879.32 to its 401(k) plan, $0.00 to its Executive Retirement Plan and $0.00 reportable as income for income tax purposes paid pursuant to its Split Dollar Life Insurance Plan, described below.

a. Stock Option Plans

      The Company does not have any stock option plans for any of its officers, directors or other employees at this time, although management may consider submitting such a plan to a vote of the shareholders in the future.

b. Benefit Plan

      In 1995, the Bank established a contributory pension benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. A participating employee may contribute up to 100% of total compensation up to the legal maximum in a given year and may make rollover contributions from other qualified plans. The Bank matches its employees’ contributions up to 3% of such employee’s total compensation. The benefit plan includes a “safe harbor” which allows the Bank to make a voluntary contribution of up to 3% of eligible employees’ compensation, even if the employee does not also make a contribution. Benefits are payable upon retirement and participants are subject to vesting requirements. The benefit plan files Form 5500-C with the Internal Revenue Service. The Bank contributed $112,310.69 and $99,820.72 into the plan in 2002 and 2001, respectively.

c. Retirement Plans

      The Bank established an Executive Retirement Plan, an Indexed Salary Continuation Plan and a split Dollar Life Insurance Plan for certain executive officers who are selected to participate by a committee whose sole function is to select those officers to be given the opportunity to become participants under either or both of the plans.

      Executive Retirement Plan. The Bank maintains an Executive Retirement Plan for certain executive officers. Pursuant to the retirement plan, Robert L. Beauprez will receive $4,750 per month for a period of 180 months upon retirement, unless Mr. Beauprez’ s benefits have not fully vested, in which case a certain percentage of the benefits will be nonforfeitable in accordance with Mr. Beauprez’s years of service. Mr. Beauprez’s benefits will be fully vested after ten years of service. There are currently six participants in the retirement plan including Mr. Beauprez. The benefits payable to the six participants will aggregate $18,262 per month. The benefits payable to any given participant will be paid for a period of 180 months following such participant’s retirement.

      Indexed Salary Continuation Plan and Split Dollar Life Insurance Plan. The Bank established an Indexed Salary Continuation Plan in 1998. The index plan provides supplemental retirement benefits to certain of the Bank’s executive officers, including Messrs. Beauprez, Mitchell and Gibson and Ms. Bier. Pursuant to the terms of the index plan and a related Split Dollar Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten year period following such person’s retirement from the Bank.

11.	Security Ownership of Certain Beneficial Owners and Management

      The Company does not have any compensation plans under which the Company’s equity securities are authorized for issuance.

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 27, 2003, by (1) each of the Company’s directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the Common Stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares and the address of each shareholder is the same as the Company’s address. There are no arrangements upon which operation at a subsequent date would result in a change of control of the Company or the Bank.

	Shares		Percentage
	Beneficially		Beneficially
Name and Address	Owned(1)		Owned(1)

Robert L. and Claudia A. Beauprez	418,936	(2)	25.0%
Alice M. Bier	1,500		*
William A. Mitchell, Jr.	6,500	(3)	*
William L. Armstrong III	3,200		*
Victor Fruehauf	20,000		1.2%
Larry W. Gibson	25,260		1.5%
William G. Hofgard	27,000	(4)	1.6%
Donald Imel	109,960	(5)	6.6%
Edwin S. Kanemoto	3,200	(6)	*
W. Bruce Joss	6,000	(7)	*
Robert W. Lathrop	6,400	(8)	*
Directors and executive officers as a group (11 persons)	627,956		37.5%

*	Indicates ownership which does not exceed 1.0%.

(1)	The percentage beneficially owned was calculated based on 1,675,644 shares of common stock and convertible preferred stock issued and outstanding. However, with respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently outstanding 5,500 shares of 1987 Series A preferred stock and 5,000 shares of 1988 Series A Preferred Stock that are convertible into Common Stock on a one-to-one basis.

(2)	Includes 265,013 shares of common stock and 4,416 shares of preferred stock convertible into shares of common stock on a one-to-one basis held of record jointly by Robert L. Beauprez and his wife, Claudia A. Beauprez. Also included are 145,742 shares of common stock owned solely by Robert L. Beauprez, to which Mrs. Beauprez disclaims any beneficial ownership. This total also includes 3,765 shares owned solely by Claudia A. Beauprez, to which Mr. Beauprez disclaims any beneficial ownership.

(3)	These shares are held of record jointly by Mr. Mitchell and his wife, Leigh Ann Mitchell.

(4)	Includes 16,667 shares held of record by Resources Trust Co. for the benefit of William G. Hofgard.

(5)	Includes 6,500 shares held of record by the Imel Family LLC, of which Mr. Imel is a principal and 4,417 shares of preferred stock, which are convertible into shares of Common Stock on a one-to-one basis.

(6)	Includes 1,000 shares held of record by Edward D. Jones Custodian for benefit of Edwin S. Kanemoto and 2,200 shares hold jointly by Mr. Kanemoto and his wife, Janice K. Kanemoto.

(7)	Consists of 5,500 shares held of record jointly by Mr. Joss and his wife, Lisa Joss, and 500 shares held of record by Mrs. Joss solely.

(8)	Includes 3,000 shares held of record by Smith Barney Shearson as IRA Custodian for the benefit of Robert W. Lathrop. Also includes 1,000 shares held of record by Edward Jones as Custodian for the benefit of Mr. Lathrop’s wife, Carol D. Lathrop.

12.	Certain Relationships and Related Transactions

      The Bank leases the Boulder-Pearl Street branch from Fruehauf Investments, Ltd., in which Victor Fruehauf, a director of the Company and the Bank, is a principal. The lease is for a ten-year term beginning on

October 1, 1994, with one five-year extension option. The monthly rent for the year 2003 is $10,269.99, subject to annual increases.

      The Company employs the law firm of Rautenstraus and Joss, P.C. from time to time. W. Bruce Joss, a director of the Company and the Bank, is a principal of Rautenstraus and Joss, P.C. In 2002, the Company paid a total of $96,892.35 in fees to Rautenstraus and Joss, P.C. The Company also employs Hofgard & Co., Inc., from time to time. William G. Hofgard, a director of the Company and the Bank, is a principal of Hofgard & Co., Inc. In 2002, the Company paid Hofgard & Co., Inc. a total of $2,272.25.

      Further, some of the Company’s directors, executive officers and shareholders who own 5% or more of the Company’s Common Stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are occasionally the Bank’s customers. During 2002, the Bank made loans in the ordinary course of business to the directors, executive officers and principal shareholders and their associates in the aggregate amount of approximately $557,304. It is the policy of the Company and the Bank that if such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features. The loans noted in this paragraph were made on substantially those terms. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. The Company and the Bank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.

PART IV

13.	Exhibits, and Reports on Form 8-K

      a. Index to Financial Statements

i. A list of the consolidated financial statements of Registrant incorporated herein is included in Item 7 of this Report.

ii. The following documents are filed as exhibits to this Report:

Exhibit No.		Description

3.1(a)*	—	Articles of Incorporation of Front Range Capital Corporation.
3.1(b)**	—	Articles of Third Amendment to the Articles of Incorporation.
3.2*	—	Bylaws of Front Range Capital Corporation
4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC
10.3***	—	Sublease Agreement between Heritage Bank and eStarcom, Inc.
10.4***	—	Lease Agreement between Heritage Bank and Columbine West LLC
10.5*	—	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West
10.7*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.8*	—	Indexed Salary Continuation Plan of Heritage Bank
10.9*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
21.1*	—	List of Subsidiaries of Front Range Capital Corporation
24.1	—	Power of Attorney (included on page II-5)

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

      b. Reports on Form 8-K.

None.

14.	Controls and Procedures

      (a) The principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Bier, evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within

90 days of the filing of this report (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Front Range Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, Colorado and on the date indicated.

FRONT RANGE CAPITAL CORPORATION

(Registrant)

Signature		Title	Date

By:	/s/ WILLIAM A. MITCHELL, JR. William A. Mitchell, Jr.	Chairman and President (Principal Executive Officer)	March 25, 2003

By:	/s/ ALICE M. BIER Alice M. Bier	Chief Financial Officer (Principal Financial Officer)	March 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons in the capacity indicated and on the date indicated.

Signature		Title	Date

By:	/s/ WILLIAM A. MITCHELL, JR. William A. Mitchell, Jr.	Chairman	March 25, 2003

/s/ WILLIAM L. ARMSTRONG, III William L. Armstrong III		Director	March 25, 2003

/s/ CLAUDIA A. BEAUPREZ Claudia A. Beauprez		Director	March 25, 2003

/s/ VICTOR FREUHAUF Victor Freuhauf		Director	March 25, 2003

/s/ LARRY W. GIBSON Larry W. Gibson		Director	March 25, 2003

/s/ WILLIAM G. HOFGARD William G. Hofgard		Director	March 28, 2003

/s/ W. BRUCE JOSS W. Bruce Joss		Director	March 28, 2003

/s/ EDWIN S. KANEMOTO Edwin S. Kanemoto		Director	March 26, 2003

/s/ ROBERT W. LATHROP Robert W. Lathrop		Director	March 25, 2003

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints William A. Mitchell, Jr. and Alice M. Bier, with full power to each of them to act without the other, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-KSB and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. MITCHELL, JR. William A. Mitchell, Jr.	Chairman of the Board and President (Principal Executive Officer)	March 25, 2003

/s/ CLAUDIA A. BEAUPREZ Claudia A. Beauprez	Director, Secretary	March 25, 2003

/s/ WILLIAM L. ARMSTRONG William L. Armstrong, III	Director	March 25, 2003

/s/ LARRY W. GIBSON Larry W. Gibson	Director	March 25, 2003

/s/ VICTOR FRUEHAUF Victor Fruehauf	Director	March 25, 2003

/s/ WILLIAM G. HOFGARD William G. Hofgard	Director	March 28, 2003

/s/ W. BRUCE JOSS W. Bruce Joss	Director	March 28, 2003

/s/ EDWIN S. KANEMOTO Edwin S. Kanemoto	Director	March 26, 2003

/s/ ROBERT W. LATHROP Robert W. Lathrop	Director	March 25, 2003

CERTIFICATION

I, William A. Mitchell, Jr., certify that:

      1. I have reviewed this annual report on Form 10-KSB of Front Range Capital Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM A. MITCHELL, JR.

William A. Mitchell, Jr.
Chief Executive Officer and President

Date: March 25, 2003

CERTIFICATION

I, Alice M. Bier, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Front Range Capital Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALICE M. BIER

Alice M. Bier
Chief Financial Officer

Date: March 25, 2003

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Year Ended December 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Front Range Capital Corporation
and Subsidiaries
Louisville, Colorado

      We have audited the accompanying consolidated balance sheets of Front Range Capital Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries at December 31, 2002 and 2001 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FORTNER BAYENS LEVKULICH AND CO., P.C.

Denver, Colorado

February 6, 2003

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Cash and due from banks	$14,367,000	$9,980,000
Federal funds sold	22,275,000	1,250,000

Cash and cash equivalents	36,642,000	11,230,000
Securities available for sale	51,257,000	28,290,000
Nonmarketable securities	3,352,000	2,626,000
Loans, net of unearned income	268,548,000	234,301,000
Less allowance for loan losses	(2,394,000)	(2,164,000)

Net loans	266,154,000	232,137,000
Other real estate owned	8,066,000	—
Premises and equipment, net	10,787,000	14,937,000
Accrued interest receivable	1,385,000	1,293,000
Deferred income taxes	925,000	1,099,000
Other assets	8,662,000	6,438,000

	$387,230,000	$298,050,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$49,371,000	$41,210,000
Interest-bearing	273,754,000	201,162,000

Total deposits	323,125,000	242,372,000
Short-term funds borrowed	12,500,000	18,000,000
Long-term debt	18,563,000	11,246,000
Accrued interest payable	882,000	761,000
Other liabilities	2,311,000	1,514,000

Total liabilities	357,381,000	273,893,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000
Stockholders’ equity
Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	3,670,000	3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,665,144 & 1,327,744 shares issued and outstanding	2,000	1,000
Paid in capital in excess of par value on common stock	8,521,000	4,563,000
Retained earnings	7,961,000	6,691,000
Accumulated other comprehensive income	495,000	32,000

	20,649,000	14,957,000

	$387,230,000	$298,050,000

The accompanying notes are an integral part of these consolidated financial statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

	2002	2001

Interest and dividend income
Loans, including fees	$21,027,000	$20,257,000
Investment securities
Taxable	1,259,000	1,053,000
Non-taxable	483,000	441,000
Dividends	157,000	144,000
Federal funds sold and other	55,000	27,000

Total interest income	22,981,000	21,922,000
Interest expense
Deposits	5,803,000	7,319,000
Federal funds purchased	215,000	252,000
Short-term funds borrowed	351,000	498,000
Long-term debt	805,000	599,000
Trust preferred securities	1,092,000	1,105,000

Total interest expense	8,266,000	9,773,000

Net interest income	14,715,000	12,149,000
Provision for loan losses	1,218,000	850,000

Net interest income after provision for loan losses	13,497,000	11,299,000
Noninterest income
Customer service fees	1,703,000	1,219,000
Gain on sale of available for sale securities	33,000	25,000
Loan origination fees	710,000	691,000
Other	442,000	359,000

Total noninterest income	2,888,000	2,294,000
Noninterest expense
Salaries and employee benefits	7,988,000	6,178,000
Occupancy expense	1,401,000	1,052,000
Furniture and equipment	830,000	728,000
Data processing	717,000	584,000
Marketing	589,000	333,000
Printing and supplies	323,000	311,000
Loan and Collection	289,000	251,000
Other Real Estate — Heritage Place	661,000	5,000
Other	1,786,000	1,581,000

Total noninterest expense	14,584,000	11,023,000

Income before income taxes	1,801,000	2,570,000
Income tax expense	361,000	710,000

NET INCOME	$1,440,000	$1,860,000

EARNINGS PER SHARE
Basic	$0.79	$1.27

Diluted	$0.79	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002 and 2001

						Accumulated
		Paid-In Capital		Paid-in Capital		Other
	Preferred	on Preferred	Common	on Common	Retained	Comprehensive
	Stock	Stock	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2000	$—	$1,170,000	$1,000	$4,563,000	$5,002,000	$(108,000)	$10,628,000
Sale of 2000 Preferred Stock	—	2,500,000	—	—	—	—	2,500,000
Comprehensive income
Net income	—	—	—	—	1,860,000	—	1,860,000
Change in net unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	—	140,000	140,000

Total comprehensive income							2,000,000
Dividends declared on 2000 Preferred Stock	—	—	—	—	(171,000)	—	(171,000)

Balance at December 31, 2001	$—	$3,670,000	$1,000	$4,563,000	$6,691,000	$32,000	$14,957,000

Sale of Common Stock, net of $268,000 issuance cost	—	—	1,000	3,958,000	—	—	3,959,000
Comprehensive income
Net income	—	—	—	—	1,440,000	—	1,440,000
Change in net unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	—	463,000	463,000

Total comprehensive income							1,903,000
Dividends declared on 2000 Preferred Stock	—	—	—	—	(170,000)	—	(170,000)

Balance at December 31, 2002	$—	$3,670,000	$2,000	$8,521,000	$7,961,000	$495,000	$20,649,000

The accompanying notes are an integral part of these consolidated financial statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001

Cash flows from operating activities
Net income	$1,440,000	$1,860,000
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	997,000	850,000
Net amortization of securities	174,000	60,000
Provision for loans losses	1,218,000	850,000
Deferred income tax benefit	(99,000)	(219,000)
Net change in:
Accrued interest receivable	(92,000)	(50,000)
Other assets	(2,396,000)	(1,499,000)
Income taxes payable	—	(368,000)
Accrued interest payable	121,000	161,000
Other liabilities	797,000	293,000

Net cash provided by operating activities	2,160,000	1,938,000
Cash flows from investing activities
Activity in available for sale securities
Sales	2,941,000	7,651,000
Maturities, prepayments and calls	7,178,000	4,288,000
Purchases	(32,493,000)	(15,208,000)
Purchases of nonmarketable securities	(725,000)	(1,162,000)
Loan originations and principal collections, net	(35,235,000)	(66,085,000)
Additions to premises and equipment	(4,913,000)	(7,903,000)
Proceeds from sale of foreclosed assets	140,000	15,000

Net cash used in investing activities	(63,107,000)	(78,404,000)
Cash flows from financing activities
Net cash provided (used) by
Deposits	80,753,000	63,478,000
Short-term borrowings	(5,500,000)	9,000,000
Proceeds from the issuance long-term debt	7,700,000	3,950,000
Repayment of long-term debt	(383,000)	(1,385,000)
Cash dividends paid on 2000 Preferred Stock	(170,000)	(171,000)
Net proceeds from issuance of Trust Preferred Securities	—	1,140,000
Proceeds from the issuance of 2000 Preferred Stock	—	2,500,000
Proceeds from the issuance of common stock, net	3,959,000	—

Net cash provided by financing activities	86,359,000	78,512,000

Net change in cash and cash equivalents	25,412,000	2,046,000
Cash and cash equivalents at beginning of year	11,230,000	9,184,000

Cash and cash equivalents at end of year	$36,642,000	$11,230,000

Supplementary disclosures of cash flow information
Cash paid during year for
Interest	$8,145,000	$9,612,000
Income taxes	814,000	927,000

The accompanying notes are an integral part of these consolidated financial statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note A — Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

      Front Range Capital Corporation (the Company) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the Bank). The Bank provides a full range of banking, mortgage and investment services to individual and corporate customers principally in Boulder County and the Denver metropolitan area. A majority of the Bank’s loans are related to real estate and commercial activities. Borrowers’ abilities to honor their loans are dependent upon the continued economic viability of the area. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company.

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

Investment Securities

      Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has designated all securities as available for sale.

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of held to maturity and available for sale securities below their

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Nonmarketable Equity Securities

      The Company’s investment in nonmarketable equity securities is recorded at cost.

Loans and Allowance for Loan Losses

      Loans are reported net of unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

      The Company grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the greater Denver — Boulder metropolitan area. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

      The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Trust Preferred Securities Issuance Costs

      Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized. These costs totaling $875,000 at December 31, 2002 are amortized on a straight-line basis over a ten-year period. Accumulated amortization and amortization expense as of and for the year ended December 31, 2002 was $175,000 and $88,000 respectively.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings per common share have been computed based on the following:

	Years Ended
	December 31,

	2002	2001

	(In thousands)
Net income	$1,440	$1,860
Less preferred stock dividends	170	171

Net income applicable to common stock	$1,270	$1,689

Average number of common shares outstanding	1,602	1,328
Effect of dilutive convertible preferred	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,613	1,339

Comprehensive Income

      Components of comprehensive income are net income and all other non-owner changes in equity. An enterprise is required to classify items of other comprehensive income by their nature in financial statements and to display the accumulated balance of other comprehensive income separately from other components of equity in the balance sheet. The only component of comprehensive income consists of net unrealized holding gains and losses on available for sale securities. The Company discloses comprehensive income in the Statement of Stockholders’ Equity.

      The components of other comprehensive income and related tax effects are as follows:

	Years Ended
	December 31,

	2002	2001

	(In thousands)
Unrealized holding gains on available for sale securities	$769	$222
Reclassification adjustment for gains realized in income	(33)	(25)

Net unrealized gains	736	222
Tax effect	(273)	(82)

Net-of-tax amount	$463	$140

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

      FASB Statement No. 133 generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in fair value of the item

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.

      Management has evaluated the impact of adopting the Statement on the financial statements and has determined that the Company has no material instruments or contracts subject to its provisions.

Goodwill

      Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill was amortized on a straight-line basis over 25 years through December 31, 2001. Effective in 2002, goodwill ceased being amortized and annual impairment testing is required with impairment being recorded when the carrying amount of goodwill exceeds its implied fair value. No impairment was recognized during 2002. Goodwill of $125,470 and $125,470 is included in other assets as of December 2002 and 2001, respectively.

Note B — Cash and Due from Banks

      The Bank is required by the Federal Reserve Bank to maintain an average reserve balance. “Cash and due from banks” in the consolidated balance sheet at December 31, 2002 and 2001 includes amounts so restricted of approximately $3,981,000 and $2,521,000, respectively.

Note C — Securities

      The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
Securities Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$13,597,000	$127,000	$(147,000)	$13,577,000
Mortgage-backed securities	23,037,000	437,000	—	23,474,000
State and municipal securities	11,511,000	478,000	(4,000)	11,985,000
Corporate securities	2,009,000	—	(83,000)	1,926,000
Equity securities	135,000	—	—	135,000
Other investments	181,000	—	(21,000)	160,000

	$50,470,000	$1,042,000	$(255,000)	$51,257,000

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available for Sale	Cost	Gains	Losses	Value

U.S. Government agency securities	$3,282,000	$103,000	$(7,000)	$3,378,000
Mortgage-backed securities	12,726,000	57,000	(58,000)	12,725,000
State and municipal securities	9,226,000	93,000	(110,000)	9,209,000
Corporate securities	2,689,000	4,000	(6,000)	2,687,000
Equity securities	135,000	—	—	135,000
Other investments	181,000	—	(25,000)	156,000

	$28,239,000	$257,000	$(206,000)	$28,290,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and fair value of debt securities by contractual maturity at December 31, 2002 follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,050,000	$1,061,000
Due after one year through five years	3,942,000	4,087,000
Due after five years through ten years	7,403,000	7,414,000
Due after ten years	14,722,000	14,926,000

	27,117,000	27,488,000
Mortgage-backed securities	23,037,000	23,474,000

	$50,154,000	$50,962,000

      Gross realized gains amounted to $33,000 and $44,000 and gross realized losses amounted to $0 and $19,000 in 2002 and 2001, respectively.

      Investment securities with carrying values of approximately $23,833,000 and $16,500,000 were pledged at December 31, 2002 and 2001, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

Note D — Nonmarketable Equity Securities

      The Bank, as a member of both the Federal Reserve Bank of Kansas City (FRB) and the Federal Home Loan Bank of Topeka (FHLB), is required to maintain an investment in the capital stock of each. These investments are carried at cost as the stock can only be sold to or redeemed by the FHLB or the FRB at par. The Bank’s investment at December 31, is as follows:

	2002	2001

Federal Reserve Bank of Kansas City	$575,000	$545,000
Federal Home Loan Bank of Topeka	2,777,000	2,081,000

	$3,352,000	$2,626,000

Note E — Loans

      A summary of the balances of loans follows:

	December 31,

	2002	2001

Real estate — construction	$72,129,000	$62,060,000
Real estate — commercial	100,999,000	84,763,000
Real estate — residential	57,038,000	49,749,000
Commercial	32,703,000	32,130,000
Consumer	6,783,000	6,549,000

	269,652,000	235,251,000
Less unearned income	(1,104,000)	(950,000)

Loans, net	$268,548,000	$234,301,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the allowance for loan losses follows:

	Years Ended December 31,

	2002	2001

Balance at beginning of year	$2,164,000	$1,949,000
Provision for loan losses	1,218,000	850,000
Loans charged off	(1,021,000)	(649,000)
Recoveries on loans previously charged off	33,000	14,000

Balance at end of year	$2,394,000	$2,164,000

      The following is a summary of information pertaining to impaired loans at December 31:

	Years Ended December 31,

	2002	2001

Non-accrual loans	$3,737,000	$189,000
Loans past due 90 days or more and still accruing interest	36,000	—

Total impaired loans	$3,773,000	$189,000

Valuation allowance related to impaired loans	$225,000	$37,000

Average investment in impaired loans	$1,940,000	$160,000

      Interest income recognized on impaired loans was immaterial. No additional funds are committed to be advanced in connection with impaired loans.

Note F — Premises and Equipment

      A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,

	2002	2001

Land	$2,158,000	$1,008,000
Buildings	6,841,000	6,196,000
Furniture and equipment	3,791,000	3,038,000
Construction in progress	1,851,000	7,745,000

	14,641,000	17,987,000
Accumulated depreciation and amortization	(3,854,000)	(3,050,000)

	$10,787,000	$14,937,000

      In August 2001, the Company purchased three parcels of undeveloped property in Broomfield, Colorado. The aggregate purchase price of the properties, collectively referred to as “Heritage Place”, approximated $6,366,000.

      The Company has incurred and continues to incur costs in order to prepare Heritage Place for sale. As of December 31, 2002, the Company had capitalized total costs of $9,824,000 relating to initial acquisition, preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based upon the Company’s current intention of selling approximately 82% of Heritage Place, $8,066,000 was transferred from construction in progress to other real estate owned during 2002. The Company incurred marketing and related expenses of $661,000 during 2002 which are reflected as noninterest expense.

      Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2002, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2003	$598,000
2004	433,000
2005	61,000
2006	49,000
Thereafter	5,000

$1,146,000

      Total rent expense for the years ended December 31, 2002 and 2001 amounted to $752,000 and $569,000, respectively.

Note G — Deposits

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $70,255,000 and $45,338,000, respectively.

      At December 31, 2002, the scheduled maturities of interest bearing time deposits are as follows:

2003	$114,170,000
2004	29,790,000
2005	16,000
2006	14,000
2007	43,000
Thereafter	400,000

$144,433,000

Note H — Long-Term Debt

      Long-term debt (debt with original maturities of more than one year) at December 31, 2002 consisted of Federal Home Loan Bank fixed-rate advances of $18,563,000 that matures through 2014. At December 31, 2002 and 2001 the interest rates ranged from 2.86% to 7.42% and from 4.01% to 7.42%, respectively. At December 31, 2002 and 2001, the weighted average interest rates on fixed-rate, long-term debt were 4.91% and 5.38%, respectively. This debt is collateralized by pledged investment securities and loans.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of long-term debt outstanding at December 31, 2002 were as follows:

2003	$1,581,000
2004	5,483,000
2005	2,082,000
2006	2,248,000
2007	1,683,000
Thereafter	5,486,000

Total	$18,563,000

Note I — Borrowings Commitments

      As of December 31, 2002, the Bank had lines of credit with Federal Home Loan Bank and Bankers’ Bank of the West of $79,261,000 and $12,950,000 respectively. At December 31, 2002, $30,364,000 was advanced on these lines.

Note J — Income Taxes

      Allocation of federal and state income taxes between current and deferred portions is as follows:

	Year Ended December 31,

	2002	2001

Current tax provision
Federal	$460,000	$828,000
State	—	101,000

	460,000	929,000
Deferred tax provision (benefit)
Federal	(91,000)	(201,000)
State	(8,000)	(18,000)

	(99,000)	(219,000)

	$361,000	$710,000

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,

	2002	2001

Statutory federal tax rate	34.0%	34.0%
Increase (decrease) resulting from
State taxes, net of federal tax benefit	(0.9)	2.5
Tax-exempt income	(10.3)	(9.8)
Other, net	(2.8)	0.9

Effective tax rates	20.0%	27.6%

      A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Listed below are the components of the net deferred income taxes at December 31:

	2002	2001

Deferred tax assets
Allowance for loan losses	$648,000	$647,000
Nonqualified employee retirement plan	421,000	319,000
Depreciation	141,000	132,000
Amortization of Trust Preferred Security offering costs	43,000	22,000
Foreclosed assets	—	34,000

Total deferred tax assets	1,253,000	1,154,000
Deferred tax liabilities
Net unrealized gain on securities available for sale	(292,000)	(19,000)
Federal Home Loan Bank stock dividends	(36,000)	(36,000)

Total deferred tax liabilities	(328,000)	(55,000)

Net deferred tax asset	$925,000	$1,099,000

Note K — Company Obligated Mandatorily Redeemable Preferred Securities

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

Note L — Preferred Stock

      On October 19, 2000, certain loans from stockholders totaling $1,317,000 were converted to 1,317 shares of the Company’s 2000 Series B Preferred Stock (2000 Preferred Stock). The 2000 Preferred Stock has a par value of $0.001 per share and a purchase price of $1,000 per share. During 2001, the Company issued 2,500 shares of the 2000 Preferred stock totaling $2,500,000.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Owners of 2000 Preferred Stock are entitled to receive cumulative cash dividends in an amount equal to the prime rate, published in the Wall Street Journal, multiplied by the purchase price paid. Dividends accumulate from October 19, 2000 and will be paid quarterly beginning December 31, 2000. Dividends are payable at the discretion of the Board of Directors.

      The 2000 Preferred Stock is redeemable solely at the Company’s option. The redemption price is $1,000 per share plus any accumulated and unpaid dividends as of the date of the redemption.

      Preferred stock also consists of 5,000 shares of 1987 Series A 8% non-cumulative convertible preferred stock of the Company (“1987 Preferred Stock”) outstanding, and 5,500 shares of 1988 Series A 8% non-cumulative convertible non-voting preferred stock of the Company (“1988 Preferred Stock”) outstanding. Each share of the 1987 Preferred Stock and each share of the 1988 Preferred Stock is convertible into one share of common stock.

Note M — Off-Balance Sheet Activities

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

      The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

      At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2002	2001

Commitments to extend credit	$44,530,000	$50,452,000
Stand-by letters of credit	4,505,000	2,452,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

Note N — Legal Contingencies

      Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note O — Regulatory Matters

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken,

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001 that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

					Minimum to Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
December 31, 2002
Total capital to risk weighted assets
Consolidated	$31,623	10.3%	$24,691	8.0%	$	N/A	N/A	%
Bank	31,544	10.3	24,631	8.0		30,789	10.0
Tier 1 capital to risk weighted assets
Consolidated	20,029	6.5	12,346	4.0		N/A	N/A
Bank	29,150	9.5	12,316	4.0		18,473	6.0
Tier 1 capital to average assets
Consolidated	20,029	5.4	14,850	4.0		N/A	N/A
Bank	29,150	7.9	14,822	4.0		18,527	5.0
December 31, 2001
Total capital to risk weighted assets
Consolidated	$26,273	9.9%	$21,219	8.0%	$	N/A	N/A	%
Bank	28,297	10.7	18,665	8.0		23,331	10.0
Tier 1 capital to risk weighted assets
Consolidated	14,909	5.6	10,610	4.0		N/A	N/A
Bank	26,133	9.9	9,332	4.0		13,977	6.0
Tier 1 capital to average assets
Consolidated	14,909	5.1	11,705	4.0		N/A	N/A
Bank	26,133	8.9	11,705	4.0		14,631	5.0

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P — Employee Benefit Plan

      The Company has a 401(k) plan whereby substantially all employees who meet certain age and length of service requirements may participate in the plan. Employees may contribute up to 25 percent of their compensation subject to certain limits based on federal tax laws. The Company makes a contribution of 3% of each participant’s compensation to the Plan regardless of the employee’s compensation contributed. Effective January 1, 2002, the 3% employer contributions immediately vests to the employee. For the years ended December 31, 2002 and 2001, expense attributable to the Plan amounted to $115,000 and $101,000, respectively.

      The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $7,011,000 and $5,128,000 at December 31, 2002 and 2001, respectively, and is included in other assets. The 2002 and 2001 expenses related to the deferred compensation agreements were $275,000 and $258,000, respectively.

Note Q — Related Party Transactions

      In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. The following is an analysis of those loans:

Balance at January 1, 2002	$731,000
New loans	247,000
Repayments	701,000

Balance at December 31, 2002	$277,000

Note R — Restrictions on Dividends

      Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. Approval by federal and state regulators is required if the total of all dividends declared by the Bank exceeds the total of its net profits for the year combined with its retained net profits of the preceding two years.

      In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be deemed below the applicable minimum capital requirements.

Note S — Fair Value of Financial Instruments

      The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments. Due to the nature of its business, and its customers’ needs, the Company offers a large number of financial instruments, most of which are not actively traded. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different. Cash and cash equivalents, accrued interest receivable and payable and short-term borrowings are considered short-term instruments. For these instruments, their carrying amount approximates fair value.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-term Borrowings

      The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowings.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair values, and related carrying or notational amounts, of the Company’s financial instruments as of December 31, are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands of dollars)
Financial assets
Cash and cash equivalents	$36,642	$36,642	$11,230	$11,230
Securities	51,257	51,257	28,290	28,290
Nonmarketable securities	3,352	3,352	2,626	2,626
Loans, net	266,154	268,921	232,137	237,136
Accrued interest receivable	1,385	1,385	1,293	1,293
Financial liabilities
Deposits	323,125	320,323	242,372	243,224
Short-term borrowings	12,500	12,500	18,000	18,000
Long-term debt	18,563	19,877	11,246	12,042
Accrued interest payable	882	882	761	761
Trust preferred securities	9,200	9,384	9,200	9,603

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note T — Condensed Financial Statement of Parent Company

      Financial information pertaining only to Front Range Capital Corporation is as follows:

Balance Sheets

	December 31,

	2002	2001

ASSETS
Cash	$36,000	$21,000
Investment in Heritage Bank	29,645,000	26,181,000
Investment in Front Range
Capital Trust I	285,000	285,000
Due from Heritage Bank	—	10,000
Goodwill, net of amortization	125,000	125,000
Trust preferred securities issuance cost	700,000	788,000
Other	43,000	59,000

	$30,834,000	$27,469,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued interest payable	$—	$27,000
Notes payable	700,000	3,000,000
Junior Subordinated Debentures	9,485,000	9,485,000
Total liabilities	10,185,000	12,512,000
Stockholders’ equity	20,649,000	14,957,000

	$30,834,000	$27,469,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income

	Years Ended December 31,

	2002	2001

Revenue
Dividends from bank	$900,000	$940,000
Other	1,000	—
Interest	39,000	24,000

Total revenue	940,000	964,000
Expenses
Professional fees	77,000	118,000
Other	15,000	14,000
Interest	1,150,000	1,179,000

Total operating expenses	1,242,000	1,311,000
Net operating loss	(302,000)	(347,000)
Income tax benefit	441,000	475,000

Income before equity in undistributed income of subsidiaries	139,000	128,000
Equity in undistributed net income of subsidiaries	1,301,000	1,732,000

NET INCOME	$1,440,000	$1,860,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	Years Ended December 31,

	2002	2001

Cash flows from operating activities
Net income	$1,440,000	$1,860,000
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(1,301,000)	(1,732,000)
Amortization	88,000	94,000
Changes in deferrals and accruals
Accrued interest payable	(27,000)	20,000
Amount due from subsidiaries	10,000	(10,000)
Income taxes	(22,000)	(76,000)
Other	37,000	(257,000)

Net cash used in operating activities	225,000	(101,000)
Cash flows from investing activities
Investment in subsidiary bank	(1,700,000)	(7,080,000)
Cash flows from financing activities
Proceeds from short-term borrowings	700,000	3,000,000
Payments on short-term borrowings	(3,000,000)	—
Payments on long-term borrowings	—	(25,000)
Cash dividends paid on 2001 Preferred Stock	(169,000)	(171,000)
Net proceeds from issuance of junior subordinated debentures	—	1,140,000
Sale of 2001 Preferred Stock	—	2,500,000
Sale of Common Stock, net	3,959,000	—

Net cash provided by financing activities	1,490,000	6,444,000

Net change in cash and cash equivalents	15,000	(737,000)
Cash and cash equivalents at beginning of year	21,000	758,000

Cash and cash equivalents at end of year	$36,000	$21,000

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)*	—	Articles of Incorporation of Front Range Capital Corporation.
3.1(b)**	—	Articles of Third Amendment to the Articles of Incorporation.
3.2*	—	Bylaws of Front Range Capital Corporation
4.1*	—	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	—	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
4.3*	—	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	—	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	—	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	—	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
4.7*	—	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	—	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
10.1*	—	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	—	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC
10.3***	—	Sublease Agreement between Heritage Bank and eStarcom, Inc.
10.4***	—	Lease Agreement between Heritage Bank and Columbine West LLC
10.5*	—	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West
10.7*	—	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.8*	—	Indexed Salary Continuation Plan of Heritage Bank
10.9*	—	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
21.1*	—	List of Subsidiaries of Front Range Capital Corporation
24.1	—	Power of Attorney (included on page II-5)

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.