Form 10QSB
period 2003-03-31
FRONT RANGE CAPITAL CORP
filed 2003-05-14
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly period	Commission File Number 333-40028
ended March 31, 2003

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 926-0300

YES  [X]        NO  [   ]

The number of shares outstanding of the issuer’s common stock, as of May 13, 2003, was 1,665,144 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:           Yes  [   ]        No:  [X]

- i -

Forward Looking Statements

          This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company’s Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	a continued slowdown in the United States and Colorado economy;

•	increased economic uncertainty created by the terrorist attacks in the U.S. and the war;

•	changes in interest rates and the regulatory environment;

•	operational risks including data processing system failures or fraud;

•	volatility of rate sensitive deposits;

•	changes in accounting policies and practices;

•	asset/liability matching risks and liquidity risks.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
    and Subsidiaries
Louisville, Colorado

          We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of March 31, 2003, and the related interim consolidated statements of income, comprehensive income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Fortner, Bayens, Levkulich & Co., P.C.

Denver, Colorado
May 6, 2003

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$13,164,000	$14,367,000
Federal funds sold	5,425,000	22,275,000

Cash and cash equivalents	18,589,000	36,642,000
Securities available for sale	48,707,000	51,257,000
Nonmarketable securities	3,373,000	3,352,000
Loans, net of unearned income	275,286,000	268,548,000
Less allowance for loan losses	(2,515,000)	(2,394,000)

Net loans	272,771,000	266,154,000
Other Real Estate Owned	9,257,000	8,066,000
Premises and equipment, net	10,616,000	10,787,000
Accrued interest receivable	1,455,000	1,385,000
Deferred income taxes	903,000	925,000
Other assets	8,580,000	8,662,000

Total Assets	$374,251,000	$387,230,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$48,460,000	$49,371,000
Interest-bearing	265,857,000	273,754,000

Total deposits	314,317,000	323,125,000
Other short-term funds borrowed	8,000,000	12,500,000
Long-term debt	18,545,000	18,563,000
Accrued interest payable	779,000	882,000
Other liabilities	2,331,000	2,311,000

Total liabilities	343,972,000	357,381,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000

	March 31,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity
Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	3,670,000	3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,665,144 shares issued and outstanding	2,000	2,000
Paid in capital in excess of par value on common stock	8,521,000	8,521,000
Retained earnings	8,353,000	7,961,000
Accumulated other comprehensive income	533,000	495,000

Total Stockholders’ Equity	21,079,000	20,649,000

Total Liabilities & Stockholders’ Equity	$374,251,000	$387,230,000

     See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the three month period ended March 31,
(Unaudited)

	2003	2002

Interest and dividend income
Loans, including fees	$5,353,000	$4,898,000
Investment securities
Taxable	376,000	286,000
Non-taxable	137,000	111,000
Dividends	38,000	39,000
Federal funds sold and other	36,000	—

Total interest income	5,940,000	5,334,000
Interest expense
Deposits	1,467,000	1,412,000
Federal funds purchased	—	59,000
Other short-term funds borrowed	71,000	123,000
Long-term debt	225,000	170,000
Trust preferred securities	253,000	275,000

Total interest expense	2,016,000	2,039,000

Net interest income	3,924,000	3,295,000
Provision for loan losses	256,000	114,000

Net interest income after provision for loan losses	3,668,000	3,181,000
Noninterest income
Customer service fees	442,000	367,000
Gain on sale of available for sale securities	—	1,000
Loan origination fees	255,000	143,000
Other	94,000	147,000

Total noninterest income	791,000	658,000
Noninterest expense
Salaries and employee benefits	2,294,000	1,815,000
Occupancy expense	381,000	321,000
Furniture and equipment	220,000	195,000
Data processing	187,000	173,000
Marketing	96,000	93,000
Printing and supplies	78,000	80,000
Loan and Collection	115,000	47,000
Other Real Estate - Heritage Place	34,000	—

	2003	2002

Other	486,000	413,000

Total noninterest expense	3,891,000	3,137,000

Income before income taxes	568,000	702,000
Income tax expense	139,000	207,000

NET INCOME	$429,000	$495,000

EARNINGS PER SHARE
Basic	$0.23	$0.31

Diluted	$0.23	$0.31

     See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31,
(Unaudited)

	2003	2002

Net income	$429,000	$495,000
Other comprehensive income
Unrealized (depreciation) appreciation
on available for sale securities, net of
income taxes	38,000	(234,000)

Comprehensive income	$467,000	$261,000

     See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three month period ended March 31,
(Unaudited)

	2003	2002

Net cash provided by operating activities	$934,000	$909,000
Cash flows from investing activities
Activity in available for sale securities
Sales	—	501,000
Maturities, prepayments and calls	11,048,000	626,000
Purchases	(8,522,000)	(6,302,000)
Purchases of nonmarketable securities	(21,000)	(313,000)
Loan originations and principal collections, net	(8,064,000)	(18,953,000)
Additions to premises and equipment	(95,000)	(991,000)
Proceeds from sale of foreclosed assets	30,000	—

Net cash used in investing activities	(5,624,000)	(25,432,000)
Cash flows from financing activities
Net cash provided (used) by
Deposits	(8,808,000)	(524,000)
Short-term borrowings	(4,500,000)	16,189,000
Proceeds from the issuance long-term debt	—	7,000,000
Repayment of long-term debt	(18,000)	(4,519,000)
Cash dividends paid on 2000 Preferred Stock	(37,000)	(43,000)
Proceeds from the issuance of common stock	—	3,453,000

Net cash provided (used) by financing activities	(13,363,000)	21,556,000

Net change in cash and cash equivalents	(18,053,000)	(2,967,000)
Cash and cash equivalents at beginning of period	36,642,000	11,230,000

Cash and cash equivalents at end of period	$18,589,000	$8,263,000

Supplementary disclosures of cash flow information
Cash paid during year for
Interest	$2,119,000	$1,783,000
Income taxes	—	—
Loans transferred to Other Real Estate Owned	$1,191,000	—

     See accompanying notes and accountants’ report.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

          Front Range Capital Corporation (the “Company”) was incorporated for the purpose of serving as a holding company for Heritage Bank, a Colorado state bank (the “Bank”). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, a Delaware business trust (the “Trust”), which is treated as a wholly owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Bank and the Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. These financial statements should be read with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

          In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE B - ALLOWANCE FOR LOAN LOSSES

          Material estimates that are particularly susceptible to significant change in the near-term relate to determining the allowance for loan losses. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. To determine the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers’ operations and the liquidation of loan collateral.

          Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed assets, changes in economic conditions may require the allowance for loan losses to be revised from time to time. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses and valuation of foreclosed real estate as part of their examination process. These agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

NOTE C - RESULTS OF OPERATIONS

          The results of operations for the periods presented do not necessarily indicate the results to be expected for the full year.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

          In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions,” an amendment of Statements of Financial Accounting Standards Nos. 72 and No. 144 and Financial Accountings Standards Board Interpretation No. 9. In Accordance with SFAS 147, the acquisition of all or part of a financial institution that meets the definition of a business is to be accounted for utilizing the purchase method in accordance with SFAS 141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servings assets, recognized in the acquisition of a financial institution, should be evaluated for impairment under the provisions of Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          There have been no other material changes in accounting policies used by the Company during the three-month period ended March 31, 2003.

NOTE E - EARNINGS PER COMMON SHARE

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

          Earnings per common share have been computed as follows for the dates shown:

	Three months ended
	March 31,

	2003	2002

	(in thousands)
Net income	$429	$495
Less preferred stock dividends	37	43

Net income applicable to common stock	$392	$452

Average number of common shares outstanding	1,665	1,450
Effect of dilutive convertible preferred stock	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,676	1,461

     NOTE F - LOAN PORTFOLIO

          The balances of loans in the loan portfolio as of the dates indicated are as follows:

	March 31,	December 31,
	2003	2002

Real estate – construction	$65,308,000	$72,129,000
Real estate – commercial	111,021,000	100,999,000
Real estate – residential	56,667,000	57,038,000
Commercial	36,223,000	32,703,000
Consumer	7,244,000	6,783,000

	276,463,000	269,652,000
Less unearned income	(1,177,000)	(1,104,000)

Loans, net	$275,286,000	$268,548,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

A.	COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

          During the first three months of 2003, the Company’s total assets decreased $13.0 million or 3.4% to $374.2 million at March 31, 2003 from $387.2 million at December 31, 2002. The decrease was primarily the result of decrease in federal funds sold of $16.9 million or 75.6% to $5.4 million at March 31, 2003 compared to $22.3 million at December 31, 2002, The funds were generally used to pay off short-term borrowings and brokered and public funds deposits. Securities available for sale decreased $2.5 million or 5.0% to $48.7 million at March 31, 2003 from $51.3 million at December 31, 2002. The Company’s cash and due from banks decreased $1.2 million or 8.5% to $13.2 million at March 31, 2003 from $14.4 million at December 31, 2002.

          The Company’s liabilities are comprised chiefly of deposits, federal funds purchased and other borrowed funds. Total deposits decreased $8.8 million or 2.7% to $314.3 million at March 31, 2003 compared to $323.1 million at December 31, 2002, primarily due to decreased interest-bearing deposits of $7.9 million or 89.7% of the total deposit decrease. Total other borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, decreased $4.5 million to $35.7 million for the three months ended March 31, 2003 compared to $40.3 million at December 31, 2002. Short-term borrowings decreased $4.5 million to $8.0 million at March 31, 2003 from $12.5 million at December 31, 2002. There were no federal funds purchased during the three month period ending March 31, 2003. This decrease in other borrowed funds corresponds to a decrease in federal funds sold.

B.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

          Net income for the three months ended March 31, 2003 was $429,000, a decrease of $66,000 or 13.3% from $495,000 for the same period in 2002. This decrease was due to increased salaries and employee benefits and increased loan and collection expenses.

          Diluted earnings per share decreased 24.8% to $0.23 per share for the three-month period ended March 31, 2003 compared to $0.31 per share for the same period in 2002.

          The annualized return on average assets for the three months ended March 31, 2003 and 2002 was 0.46% and 0.65%, respectively. Return on average shareholders’ equity on an annualized basis for the three months ended March 31, 2003 and 2002 was 8.4% and 12.0%, respectively. Return on average shareholders’ equity decreased as the balance of shareholders’ equity increased over the same period, due largely to the issuance of 337,400 shares of the Company’s common stock in February, March and July of 2002.

C.	NET INTEREST INCOME

          Net interest income is the difference between interest income and interest expense and represents the Company’s primary source of operating income. Significant factors affecting net interest income include the types and amount of interest-earning assets and interest-bearing liabilities and their sensitivity to changes in interest rates. Interest-earning assets are categorized as loans, investment securities and other earning assets, which include federal funds sold and interest-bearing deposits from other financial institutions. Interest-bearing liabilities are categorized as customer deposits, time and savings deposits and borrowings, including short-term borrowings, long-term debt and trust preferred securities. Net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or incurred on them.

          Net interest income for the three months ended March 31, 2003 was $3.9 million, a $629,000 or 19.1% increase over net interest income of $3.3 million for the three-month period ended March 31, 2002. The net interest income increase is attributable to an increase in loans, net of unearned income, to $275.3 million at March 31, 2003 from $268.5 million at March 31, 2003 despite an accompanying decrease in the average rate earned on interest-earning assets to 7.1% from 7.8% for the three months ended March 31, 2003 and 2002, respectively. However, a portion of these decreases was offset by an increase in the percentage of loans as a portion of total interest-earning assets.

          The average interest rate incurred on interest-bearing liabilities for the three-month periods ended March 31, 2003 and 2002 was 2.7% and 3.4%, respectively, on average interest-bearing liabilities of $309.0 million for the first quarter of 2003 and $247.9 million for the first quarter of 2002. The Company’s net interest margin decreased to 4.7% from 4.9% for the three months ended March 31, 2003 and 2002, respectively.

E.	PROVISION FOR LOAN LOSSES

          Management makes periodic provisions to the allowance for loan losses to maintain the allowance at an adequate level based on management’s assessment of the credit risk in the loan portfolio. To determine the adequacy of the Company’s allowance for loan losses, management considers factors such as:

•	historical loan loss experience;

•	amount of nonperforming loans;

•	collateral, volume, growth and composition of the loan portfolio;

•	current economic conditions that may affect the borrower’s ability to pay;

•	value of collateral;

•	evaluation of the loan portfolio through the Company’s internal loan review process; and

•	other relevant factors.

          The Company charged $256,000 to the provision for loan losses in the three months ended March 31, 2003 compared to $114,000 for the same period in 2002. The increase of $142,000 in the provision for loan losses was allocated in order to accommodate the overall growth in the Company’s loan portfolio and to reflect the status of the United States and Colorado economies. The ratio of loan loss reserve to total loans was 0.91% at March 31, 2003 and 0.89% at March 31, 2002.

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

          Non-accrual loans equaled $4.3 million at March 31, 2003 or 1.6% of total loans and $3.7 million at December 31, 2002 or 1.4% of total loans. Other loans 90 days or more past due equaled $498,000 at March 31, 2003 or 0.18% of total loans and $36,000 at December 31, 2002 or 0.01% of total loans.

G.	NON-INTEREST INCOME

          Non-interest income was $791,000 for the three months ended March 31, 2003, an increase of $133,000 or 20.2% compared to $658,000 for the three months ended March 31, 2002. This increase was primarily due to $112,000 in mortgage loan origination fees.

H.	NON-INTEREST EXPENSE

          Non-interest expense was $3.9 million for the three months ended March 31, 2003, an increase of $754,000 or 24.0% compared to $3.1 million for the three months ended March 31, 2002. This increase was due primarily to salaries and employee benefits increasing $479,000 or 26.4% to $2.3 million for the three months ended March 31, 2003 from $1.8 million for the three months ended March 31, 2002. This increase in employee salaries and benefits was due mainly to the addition of 12 full-time or full-time equivalent employees bringing the total number of employees to 152 at March 31, 2003 compared to 140 employees at March 31, 2002.

I.	LIQUIDITY

          Liquidity, as it relates to the banking industry, generally refers to the ability to obtain funds to meet loan commitments, to purchase loan participations, to purchase overnight investments (such as federal funds sold) and to meet other commitments. Principal sources of liquid funds for the Company include:

•	cash;

•	maturities of investment securities;

•	maturities of loans;

•	collections on loans;

•	increased deposits; and

•	temporary borrowings.

          Management believes the Company has adequate resources to fund all of its commitments and to enable it to meet its operating needs.

J.	CAPITAL

          Stockholders’ equity increased $130,000 or 2.1% to $21.0 million at March 31, 2003 from $20.6 million at December 31, 2002. The increase is due to retained year-to-date income.

          Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on “risk-weighted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of 8.0% and a Tier 1 capital to risk-weighted assets ratio of 4.0%. In addition, in order to be considered adequately capitalized, bank holding companies must generally maintain a minimum leverage ratio of 4.0%, which is calculated by dividing Tier 1 capital by average total consolidated assets. The Company’s risk-weighted capital ratios for Total and Tier 1 capital at March 31, 2003 were 10.2% and 7.1%, respectively, and its leverage ratio was 5.9%. The Company’s ratios at December 31, 2002 were 10.3% and 6.5%, respectively, and its leverage ratio was 5.4%.

Item 3. Controls and Procedures

          (a)        The Chief Executive Officer, William A. Mitchell, Jr., and the Chief Financial Officer, Alice M. Bier, evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b)        There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

          Due to the nature of the banking business, the Bank is at times party to various legal actions which are routine and arise in the normal course of the Bank’s business.

Item 5. Other Information

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

          The Bank entered into a letter of intent, dated September 4, 2002, with Heritage Place Holdings, LLC and Heritage Place Partners, LLC (together, the “Developers”) that discussed the proposed sale of Heritage Place to the Developers along with the Bank’s right to purchase a pad inside Heritage Place once the development is completed. At the time the Bank executed the letter of intent, the individual members of the Developers included Mr. Beauprez, the former President and CEO of the Company and the Bank, as well as others unaffiliated with the Company or the Bank. On September 30, 2002 officers of the Bank and the Company met with representatives of the Federal Reserve Bank and the Colorado Division of Banking (“CDB”) to discuss the relationship of the proposed transaction to federal and state banking laws and regulations and to provide an opportunity for federal and state banking regulators to comment upon the letter of intent. On November 5, 2002, the Bank and the Developers terminated the letter of intent because the development project was no longer economically feasible to the Developers due to market conditions.

          In light of the termination of the letter of intent, the Bank is considering its best course of action regarding Heritage Place including, but not limited to, structuring a similar transaction with developers if market conditions improve in the future; preparing Heritage Place for sale to other investors, except for the pad the Bank could develop for a new branch location; or selling Heritage Place including the pad. In the meantime, the Bank continues to move forward with development preparations for the pad upon which a branch building could be located and a site plan for development of 320,000 square feet has been submitted to the City and County of Broomfield, Colorado for approval. The Bank anticipates that the City will render a decision on the site approval process in mid-May 2003.

           The Bank has incurred and continues to incur costs in order to prepare Heritage Place for development and sale. As of March 31, 2003, the Bank had capitalized total costs of $9,870,672.04 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred expenses of $34,333 for the three months ended March 31, 2003 to prepare the site for future sale, including business park common fees, legal fees relating to the site approval process, site clean-up and appraisal fees. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur only modest additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place. Based on an opinion letter from an independent certified general appraiser, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs incurred to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

          In October of 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. The Bank intends to build a new branch office on this property. Application for a new branch has been approved by the Federal Reserve and the CDB. The Bank anticipates opening the Firestone branch in the fourth quarter of 2003 or early in the first quarter of 2004.

          In December 2002, the Bank purchased a parcel of undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank currently plans to build a new branch at this location sometime after 2004, but has not yet submitted branching applications.

Item 6. Exhibits and Reports on Form 8-K

          (a)        Exhibits. The following documents are filed as exhibits to this report:

Exhibit No.		Description

3.1	**	Articles of Incorporation of Front Range Capital Corporation

3.2	**	Articles of Third Amendment to the Articles of Incorporation of Front Range Capital Corporation

3.3	*	Bylaws of Front Range Capital Corporation

4.1	*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2	*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3	*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4	*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5	*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

Exhibit No.		Description

4.6	*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7	*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8	*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1	*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2	*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3	***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4	***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5	*	Promissory Note of Front Range Capital Corporation payable to Bankers’ Bank of the West

10.6	*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.7	*	Indexed Salary Continuation Plan of Heritage Bank

10.8	*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

21.1	*	List of Subsidiaries of the Company

23.1		Consent of Independent Accountants

99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028) and incorporated herein by reference.

** Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

*** Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

          (b)        Reports on Form 8-K

          None

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

Date: May 13, 2003	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2003	By:	/s/ Alice M. Bier

Alice M. Bier
Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

          I, William A. Mitchell, Jr., certify that:

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

Date: May 13, 2003	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr.
Chief Executive Officer

CERTIFICATIONS

          I, Alice M. Bier, certify that:

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

Date: May 13, 2003	/s/ Alice M. Bier

Alice M. Bier
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1	**	Articles of Incorporation of Front Range Capital Corporation

3.2	**	Articles of Third Amendment to the Articles of Incorporation of Front Range Capital Corporation

3.3	*	Bylaws of Front Range Capital Corporation

4.1	*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2	*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3	*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4	*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5	*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6	*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7	*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8	*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1	*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2	*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3	***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4	***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5	*	Promissory Note of Front Range Capital Corporation payable to Bankers’ Bank of the West

10.6	*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.7	*	Indexed Salary Continuation Plan of Heritage Bank

10.8	*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

21.1	*	List of Subsidiaries of the Company

23.1		Consent of Independent Accountants

99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028) and incorporated herein by reference.

** Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

*** Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.