Form 10QSB
period 2003-06-30
FRONT RANGE CAPITAL CORP
filed 2003-08-13
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly period	Commission File Number 333-40028
ended June 30, 2003

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 926-0300

YES    [X]    NO   [  ]

There were 1,665,144 shares of the issuer’s Class A Voting Common Stock, $.001 par value, outstanding as of August 13, 2003. There are no shares of the issuer’s Class B Non-voting Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format: Yes [  ]     No: [X]

Forward Looking Statements
PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-23.1 Consent of Independent Accountants
EX-31.1 Certification of CEO Pursuant to Sec. 302
EX-31.2 Certification of CFO Pursuant to Sec. 302
EX-32.1 Certification of CEO Pursuant to Sec. 906
EX-32.2 Certification of CFO Pursuant to Sec. 906

- i -

Forward Looking Statements

     This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company’s Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	a continued slowdown in the United States and Colorado economy;

•	increased economic uncertainty created by the terrorist attacks in the U.S. and the war;

•	changes in interest rates and the regulatory environment;

•	operational risks including data processing system failures or fraud;

•	volatility of rate sensitive deposits;

•	changes in accounting policies and practices; and

•	asset/liability matching risks and liquidity risks.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
     and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of June 30, 2003, and the related interim consolidated statements of income and comprehensive income for the three-month and six-month periods and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Fortner, Bayens, Levkulich & Co., P.C.

Denver, Colorado
August 5, 2003

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$14,307,000	$14,367,000
Federal funds sold	—	22,275,000

Cash and cash equivalents	14,307,000	36,642,000
Securities available for sale	58,721,000	51,257,000
Nonmarketable securities	3,373,000	3,352,000
Loans, net of unearned income	279,134,000	268,548,000
Less allowance for loan losses	(2,649,000)	(2,394,000)

Net loans	276,485,000	266,154,000
Other Real Estate Owned	10,240,000	8,066,000
Premises and equipment, net	10,260,000	10,787,000
Accrued interest receivable	1,333,000	1,385,000
Deferred income taxes	1,142,000	925,000
Other assets	8,539,000	8,662,000

Total Assets	$384,400,000	$387,230,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$54,476,000	$49,371,000
Interest-bearing	255,004,000	273,754,000

Total deposits	309,480,000	323,125,000
Federal funds purchased	20,525,000	—
Other short-term funds borrowed	3,250,000	12,500,000
Long-term debt	18,372,000	18,563,000
Accrued interest payable	575,000	882,000
Other liabilities	2,112,000	2,311,000

Total liabilities	354,314,000	357,381,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000

	June 30,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity
Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	$3,670,000	$3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,665,144 shares issued and outstanding	2,000	2,000
Paid in capital in excess of par value on common stock	8,521,000	8,521,000
Retained earnings	8,566,000	7,961,000
Accumulated other comprehensive income	127,000	495,000

Total Stockholders’ Equity	20,886,000	20,649,000

Total Liabilities & Stockholders’ Equity	$384,400,000	$387,230,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Interest and dividend income
Loans, including fees	$5,192,000	$5,330,000	$10,545,000	$10,229,000
Investment securities
Taxable	360,000	294,000	736,000	580,000
Non-taxable	144,000	116,000	281,000	227,000
Dividends	33,000	39,000	71,000	77,000
Federal funds sold and other	3,000	—	39,000	—

Total interest income	5,732,000	5,779,000	11,672,000	11,113,000
Interest expense
Deposits	1,298,000	1,347,000	2,769,000	2,760,000
Federal funds purchased	42,000	114,000	42,000	172,000
Other short-term funds borrowed	18,000	73,000	89,000	196,000
Long-term debt	225,000	184,000	450,000	354,000
Trust preferred securities	254,000	275,000	507,000	549,000

Total interest expense	1,837,000	1,993,000	3,857,000	4,031,000

Net interest income	3,895,000	3,786,000	7,815,000	7,082,000
Provision for loan losses	592,000	235,000	848,000	350,000

Net interest income after provision for loan losses	3,303,000	3,551,000	6,967,000	6,732,000
Noninterest income
Customer service fees	343,000	316,000	928,000	798,000
Gain on sale of available for sale securities	54,000	14,000	54,000	15,000
Gain (loss) on sale of Other Real Estate Owned	(82,000)	—	(82,000)	—
Loan origination fees	339,000	126,000	594,000	271,000
Other	260,000	212,000	211,000	242,000

Total noninterest income	914,000	668,000	1,705,000	1,326,000
Noninterest expense
Salaries and employee benefits	2,370,000	1,886,000	4,664,000	3,679,000
Occupancy expense	397,000	337,000	778,000	658,000
Furniture and equipment	220,000	202,000	440,000	397,000
Data processing	187,000	173,000	374,000	346,000
Marketing	154,000	162,000	250,000	254,000
Printing and supplies	71,000	80,000	149,000	160,000

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Loan and Collection	$16,000	$93,000	$131,000	$119,000
Other Real Estate - Heritage Place	57,000	141,000	91,000	133,000
Other	451,000	393,000	933,000	857,000

Total noninterest expense	3,923,000	3,467,000	7,810,000	6,603,000

Income before income taxes	294,000	752,000	862,000	1,455,000
Income tax expense	43,000	226,000	182,000	434,000

NET INCOME	$251,000	$526,000	$680,000	$1,021,000

EARNINGS PER SHARE
Basic	$0.13	$0.30	$0.36	$0.61

Diluted	$0.13	$0.30	$0.36	$0.60

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$251,000	$526,000	$680,000	$1,021,000
Other comprehensive income
Unrealized (depreciation) appreciation on available for sale securities, net of income taxes	(406,000)	504,000	(368,000)	270,000

Comprehensive income	$(155,000)	$1,030,000	$312,000	$1,291,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month period ended June 30,
(Unaudited)

	2003	2002

Net cash provided by operating activities	$1,856,000	$1,763,000
Cash flows from investing activities
Activity in available for sale securities
Sales	6,796,000	1,226,000
Maturities, prepayments and calls	20,984,000	1,262,000
Purchases	(35,952,000)	(7,032,000)
Purchases of nonmarketable securities	(21,000)	(710,000)
Loan originations and principal collections, net	(13,402,000)	(25,286,000)
Net dispositions (additions) to premises and equipment	2,000	(2,257,000)
Proceeds from sale of foreclosed assets	38,000	—

Net cash used in investing activities	(21,555,000)	(32,797,000)
Cash flows from financing activities
Net cash provided (used) by
Deposits	(13,645,000)	20,432,000
Federal funds purchased	20,525,000	12,175,000
Short-term borrowings	(9,250,000)	(7,500,000)
Proceeds from the issuance long-term debt	—	2,500,000
Repayment of long-term debt	(191,000)	(191,000)
Cash dividends paid on 2000 Preferred Stock	(75,000)	(86,000)
Proceeds from the issuance of common stock	—	3,451,000

Net cash provided (used) by financing activities	(2,636,000)	30,781,000

Net change in cash and cash equivalents	(22,335,000)	(253,000)
Cash and cash equivalents at beginning of period	36,642,000	11,230,000

Cash and cash equivalents at end of period	$14,307,000	$10,977,000

Supplementary disclosures of cash flow information
Cash paid during year for
Interest	$4,164,000	$3,904,000
Income taxes	$45,000	$464,000
Loans transferred to Other Real Estate Owned	$2,073,000	—

See accompanying notes and accountants’ report.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     Front Range Capital Corporation (the “Company”) was incorporated for the purpose of serving as a holding company for Heritage Bank, a Colorado state chartered bank (the “Bank”). In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, a Delaware business trust (the “Trust”), which is treated as a wholly owned subsidiary of the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Bank and the Trust. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and foreclosed assets, changes in economic conditions may require the allowance for loan losses to be revised from time to time. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses and valuation of other real estate owned as part of their examination process. These agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination.

NOTE C - RESULTS OF OPERATIONS

     The results of operations for the periods presented do not necessarily indicate the results to be expected for the full year.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 will require the Company-obligated manditorily redeemable preferred securities of its subsidiary trust, which solely holds junior subordinated debentures, currently treated as part of “mezzanine” equity to be classified as a liability for financial reporting purposes. SFAS 150 will become effective for the Company for all reporting periods beginning after June 30, 2003.

     There have been no material changes in accounting policies used by the Company during the six-month period ended June 30, 2003.

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

     Earnings per common share have been computed as follows for the dates shown:

	Three months		Six months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Net income	$251	$526	$680	$1,021
Less preferred stock dividends	38	43	76	86

Net income applicable to common stock	$213	$483	$604	$935

Average number of common shares outstanding	1,665	1,625	1,665	1,536
Effect of dilutive convertible preferred stock	11	11	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,676	1,636	1,676	1,547

NOTE F – LOAN PORTFOLIO

     The balances of loans in the loan portfolio as of the dates indicated are as follows:

	June 30,	December 31,
	2003	2002

Real estate – construction	$60,291,000	$72,129,000
Real estate – commercial	123,903,000	100,999,000
Real estate – residential	54,740,000	57,038,000
Commercial	34,424,000	32,703,000
Consumer	7,012,000	6,783,000

	280,370,000	269,652,000
Less unearned income	(1,236,000)	(1,104,000)

Loans, net	$279,134,000	$268,548,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

A.	COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

     During the first six months of 2003, the Company’s total assets decreased $2.8 million or 0.7% to $384.4 million at June 30, 2003 from $387.2 million at December 31, 2002. The decrease was primarily the result of using the federal funds sold of $22.3 million to pay off short-term borrowings and brokered and public funds deposits and purchasing securities. Securities available for sale increased $7.5 million or 14.6% to $58.7 million at June 30, 2003 from $51.3 million at December 31, 2002.

     The Company’s liabilities are comprised chiefly of deposits, federal funds purchased and other borrowed funds. Total deposits decreased $13.6 million or 4.2% to $309.5 million at June 30, 2003 compared to $323.1 million at December 31, 2002. This was due to a decrease in interest-bearing deposits of $18.7 million or 6.8% to $255.0 million compared to $273.8 million at December 31, 2002 whereas noninterest-bearing deposits increased $5.1 million or 10.3% to $54.5 million compared to $49.4 million at December 31, 2002. Total other borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $11.0 or 27.3% million to $51.3 million at June 30, 2003 compared to $40.3 million at December 31, 2002. Short-term borrowings decreased $9.3 million or 74.4% to $3.2 million at June 30, 2003 from $12.5 million at December 31, 2002. Federal funds purchased at June 30, 2003 was $20.5 million compared to none at December 31, 2002. The increase was used to fund securities purchases and increase in loan balances.

B.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Net income for the three months ended June 30, 2003 was $251,000, a decrease of $275,000 or 52.3% from $526,000 for the same period in 2002. This decrease was primarily due to increased salaries and employee benefits expenses and amounts expensed to provision for loan losses.

     Diluted earnings per share decreased 56.9% to $0.13 per share for the three-month period ended June 30, 2003 compared to $0.30 per share for the same period in 2002.

     The annualized return on average assets for the three months ended June 30, 2003 and 2002 was 0.27% and 0.64%, respectively. Return on average shareholders’ equity on an annualized basis for the three months ended June 30, 2003 and 2002 was 4.8% and 11.1%, respectively. Return on average shareholders’ equity decreased due to decrease in net income as noted above.

C.	RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Net income for the six months ended June 30, 2003 was $680,000, a decrease of $341,000 or 33.4% from $1,021,000 for the same period in 2002. This decrease was primarily due to increased salaries and employee benefits expenses and amounts expensed to provision for loan losses.

     Diluted earnings per share decreased 40.4% to $0.36 per share for the six-month period ended June 30, 2003 compared to $0.60 per share for the same period in 2002.

     The annualized return on average assets for the six months ended June 30, 2003 and 2002 was 0.37% and 0.64%, respectively. Return on average shareholders’ equity on an annualized basis for the six months ended June 30, 2003 and 2002 was 6.5% and 11.5%, respectively. Return on average shareholders’ equity decreased due to decrease in net income as noted above.

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

     Net interest income for the three months ended June 30, 2003 was $3.9 million, a $109,000 or 2.9% increase over net interest income of $3.8 million for the three-month period ended June 30, 2002. Net interest income for the six months ended June 30, 2003 was $7.8 million, a $733,000 or 10.4% increase over net interest income of $7.1 million for the six-month period ended June 30, 2002.

     The average rate earned on interest-earning assets for the three-month periods ended June 30, 2003 and 2002 was 6.98% and 7.83%, respectively, on average interest-bearing assets of $329.4 million in 2003 and $296.0 million in 2002. The average rate earned on interest-earning assets for the six-month periods ended June 30, 2003 and 2002 was 7.03% and 7.86%, respectively, on average interest-bearing assets of $334.8 million in 2003 and $285.3 million in 2002.

     The average interest rate incurred on interest-bearing liabilities for the three-month periods ended June 30, 2003 and 2002 was 2.47% and 3.01%, respectively, on average interest-bearing liabilities of $297.9 million in 2003 and $265.3 million in 2002. The average interest rate incurred on interest-bearing liabilities for the six-month periods ended June 30, 2003 and 2002 was 2.56% and 3.17%, respectively, on average interest-bearing liabilities of $303.4 million in 2003 and $256.7 million in 2002. The Company’s net interest margin decreased to 4.74% from 5.13% for the three months ended June 30, 2003 and 2002, respectively; and 4.71% from 5.01% for the six months ended June 30, 2003 and 2002, respectively.

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

     The Company charged $592,000 to the Provision for Loan Losses in the three months ended June 30, 2003 compared to $235,000 for the same period in 2002. The Company charged $848,000 to the Provision for Loan Losses in the six months ended June 30, 2003 compared to $350,000 for the same period in 2002. The increase of $498,000 in the provision for loan losses was composed of approximately $55,000 allocated due to portfolio growth, approximately $200,000 used to increase the percentage of provision of loan losses to total loans to reflect the status of the United States and Colorado economies and approximately $242,000 allocated due to charge offs. The ratio of loan loss reserve to total loans was 0.95% at June 30, 2003 and 0.89% at June 30, 2002.

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

     Included in OREO at June 30, 2003 was $8,167,000 related to Heritage Place. See Part II, Item 5 for a more comprehensive discussion of this property.

     Non-accrual loans equaled $2.4 million at June 30, 2003 or 0.86% of total loans and $3.7 million at December 31, 2002 or 1.4% of total loans. Other loans 90 days or more past due equaled $1.1 million at June 30, 2003 or 0.38% of total loans and $36,000 at December 31, 2002 or 0.01% of total loans.

G.	NON-INTEREST INCOME

     Non-interest income was $996,000 for the three months ended June 30, 2003, an increase of $328,000 or 49.1% compared to $668,000 for the three months ended June 30, 2002. This increase was primarily due to an increase of $213,000 in mortgage loan origination fees. Non-interest income was $1.8 million for the six months ended June 30, 2003, an increase of $461,000 or 34.8% compared to $1.3 million for the six months ended June 30, 2002. This increase was primarily due to a $323,000 increase in mortgage loan origination fees.

H.	NON-INTEREST EXPENSE

     Non-interest expense was $4.0 million for the three months ended June 30, 2003, an increase of $538,000 or 15.5% compared to $3.5 million for the three months ended June 30, 2002. This increase was due primarily to salaries and employee benefits increasing $484,000 or 25.7% to $2.4 million for the three months ended June 30, 2003 from $1.9 million for the three months ended June 30, 2002. Non-interest expense was $7.9 million for the six months ended June 30, 2003, an increase of $1.3 million or 19.5% compared to $6.6 million for the six months ended June 30, 2002. This increase was due primarily to salaries and employee benefits increasing $985,000 or 26.8% to $4.7 million for the six months ended June 30, 2003 from $3.7 million for the six months ended June 30, 2002.This increase in employee salaries and benefits was due mainly to the addition of 10 full-time or full-time equivalent employees bringing the total number of employees to 149 at June 30, 2003 compared to 139 employees at June 30, 2002.

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

     Stockholders’ equity increased $237,000 or 1.1% to $20.9 million at June 30, 2003 from $20.6 million at December 31, 2002. The increase is due to retained year-to-date income.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on “risk-weighted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of 8.0% and a Tier 1 capital to risk-weighted assets ratio of 4.0%. In addition, in order to be considered adequately capitalized, bank holding companies must generally maintain a minimum leverage ratio of 4.0%, which is calculated by dividing Tier 1 capital by average total consolidated assets. The Company’s risk-weighted capital ratios for Total and Tier 1 capital at June 30, 2003 were 10.1% and 7.1%, respectively, and its leverage ratio was 6.1%. The Company’s ratios at December 31, 2002 were 10.3% and 6.5%, respectively, and its leverage ratio was 5.4%.

Item 3. Controls and Procedures

     (a)       The Chief Executive Officer, William A. Mitchell, Jr., and the Chief Financial Officer, Alice M. Bier, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)       There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Due to the nature of the banking business, the Bank is at times party to various legal actions which are routine and arise in the normal course of the Bank’s business.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)       The Company’s Annual Meeting of Shareholders was held on May 23, 2003.

     (b)  and (c)     The following eight directors were elected at the meeting:

	Votes For	Votes Against	Abstentions

William Mitchell	1,388,390	0	0
Claudia Beauprez	1,388,390	0	0
Victor Fruehauf	1,388,390	0	0
Larry Gibson	1,388,390	0	0
William Hofgard	1,388,390	0	0
Bruce Joss	1,388,390	0	0
Edwin Kanemoto	1,388,390	0	0
Robert Lathrop	1,388,390	0	0

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

     In light of the termination of the letter of intent, the Bank is considering its best course of action regarding Heritage Place including, but not limited to, structuring a similar transaction with developers if market conditions improve in the future; preparing Heritage Place for sale to other investors, except for the pad the Bank could develop for a new branch location; or selling Heritage Place including the pad. In the meantime, the Bank continues to move forward with development preparations for the pad upon which a branch building could be located. A site plan for development of 320,000 square feet was approved by the City and County of Broomfield, Colorado, on May 13, 2003. Of the approximate 8.8 acre Heritage Place site, a bank pad of approximately 1.5 acres has been “carved out.” In July 2003, the remaining 7.3 acres were listed for sale with a commercial broker. If a potential buyer would have an interest in purchasing the entire 8.8 acres, the Bank would be willing to consider that also.

     The Bank has incurred and continues to incur costs in order to prepare Heritage Place for development and sale. As of June 30, 2003, the Bank had capitalized total costs of $9,947,461.77 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred expenses of $90,761 for the six months ended June 30, 2003 to prepare the site for future sale, including business park common fees, legal fees relating to the site approval process, site clean-up and appraisal fees. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur only modest additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place. Based on an opinion letter from an independent certified general appraiser, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs incurred to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

     In October 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. The Bank intends to build a new branch office on this property. Application for a new branch has been approved by the Federal Reserve and the CDB. The Bank anticipates opening the Firestone branch early in the second quarter of 2004.

     In December 2002, the Bank purchased a parcel of undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank intends to use the property to build a new branch office sometime after 2004. The Bank not yet submitted a branching application to regulatory authorities and will not do so until an estimated branch opening date is determined.

     In April 2003, the Bank entered into a lease for approximately 4,866 square feet at 15th and Platte in downtown Denver. The Bank’s Mortgage Division will occupy this space and the expected occupation date is mid-September 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1**	Articles of Incorporation of Front Range Capital Corporation

3.2**	Articles of Third Amendment to the Articles of Incorporation of Front Range Capital Corporation

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note of Front Range Capital Corporation payable to Bankers’ Bank of the West

10.6*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.7*	Indexed Salary Continuation Plan of Heritage Bank

10.8*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

21.1*	List of Subsidiaries of the Company

23.1	Consent of Independent Accountants

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

     (b)  Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION (Registrant)

Date: August 13, 2003	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr. Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2003	By:	/s/ Alice M. Bier

Alice M. Bier Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1**	Articles of Incorporation of Front Range Capital Corporation

3.2**	Articles of Third Amendment to the Articles of Incorporation of Front Range Capital Corporation

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note of Front Range Capital Corporation payable to Bankers’ Bank of the West

10.6*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.7*	Indexed Salary Continuation Plan of Heritage Bank

10.8*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

21.1*	List of Subsidiaries of the Company

23.1	Consent of Independent Accountants

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant Section to 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.