Form 10QSB
period 2003-09-30
FRONT RANGE CAPITAL CORP
filed 2003-11-13
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2003	Commission File Number 333-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 926-0300

YES	[X]	NO [ ]

There were 1,849,264 shares of the issuer’s Class A Voting Common Stock, $.001 par value, outstanding as of November 13, 2003. There are 38,105 shares of the issuer’s Class B Non-voting Common Stock, $.001 par value, outstanding as of November 13, 2003.

Transitional Small Business Disclosure Format:  Yes [  ]  No: [X]

Forward Looking Statements
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-23.1 Consent of Independent Accountants
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors and Shareholders
Front Range Capital Corporation
   and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of September 30, 2003, and the related interim consolidated statements of income and comprehensive income for the three-month and nine-month periods and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Fortner, Bayens, Levkulich & Co., P.C.

Denver, Colorado
October 31, 2003

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$17,537,000	$14,367,000
Federal funds sold	—	22,275,000

Cash and cash equivalents	17,537,000	36,642,000
Securities available for sale	61,173,000	51,257,000
Nonmarketable securities	3,410,000	3,352,000
Loans, net of unearned income	273,577,000	268,548,000
Less allowance for loan losses	(2,567,000)	(2,394,000)

Net loans	271,010,000	266,154,000
Other Real Estate Owned	9,531,000	8,066,000
Premises and equipment, net	10,232,000	10,787,000
Accrued interest receivable	1,586,000	1,385,000
Deferred income taxes	1,303,000	925,000
Other assets	8,805,000	8,662,000

Total Assets	$384,587,000	$387,230,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$53,548,000	$49,371,000
Interest-bearing	254,296,000	273,754,000

Total deposits	307,844,000	323,125,000
Federal funds purchased	22,645,000	—
Other short-term funds borrowed	—	12,500,000
Long-term debt	18,354,000	18,563,000
Accrued interest payable	510,000	882,000
Other liabilities	2,561,000	2,311,000
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures	9,200,000	9,200,000

Total liabilities	361,114,000	366,581,000

	September 30,	December 31,
	2003	2002

	(Unaudited)
Stockholders’ equity
Preferred stock, authorized 100,000,000 shares of $.001 par value; issued 14,117 shares	—	—
Paid in capital in excess of par value on preferred stock	$3,670,000	$3,670,000
Common stock, authorized 200,000,000 shares of $.001 par value; 1,887,369 and 1,665,144 shares issued and outstanding	2,000	2,000
Paid in capital in excess of par value on common stock	11,282,000	8,521,000
Retained earnings	8,665,000	7,961,000
Accumulated other comprehensive income (loss)	(146,000)	495,000

Total Stockholders’ Equity	23,473,000	20,649,000

Total Liabilities & Stockholders’ Equity	$384,587,000	$387,230,000

     See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Interest and dividend income
Loans, including fees	$5,262,000	$5,392,000	$15,807,000	$15,621,000
Investment securities
Taxable	319,000	340,000	1,055,000	920,000
Non-taxable	159,000	123,000	440,000	350,000
Dividends	39,000	45,000	110,000	122,000
Federal funds sold and other	2,000	2,000	41,000	2,000

Total interest income	5,781,000	5,902,000	17,453,000	17,015,000
Interest expense
Deposits	1,172,000	1,454,000	3,943,000	4,214,000
Federal funds purchased	53,000	42,000	95,000	214,000
Other short-term funds borrowed	14,000	77,000	103,000	273,000
Long-term debt	227,000	220,000	677,000	574,000
Trust preferred securities	318,000	275,000	825,000	824,000

Total interest expense	1,784,000	2,068,000	5,643,000	6,099,000

Net interest income	3,997,000	3,834,000	11,810,000	10,916,000
Provision for loan losses	557,000	337,000	1,405,000	687,000

Net interest income after provision for loan losses	3,440,000	3,497,000	10,405,000	10,229,000
Noninterest income
Customer service fees	362,000	431,000	1,429,000	1,229,000
Gain on sale of available for sale securities	—	18,000	54,000	33,000
Gain (loss) on sale of Other Real Estate Owned	(15,000)	—	(97,000)	—
Loan origination fees	269,000	179,000	863,000	450,000
Other	163,000	72,000	317,000	314,000

Total noninterest income	779,000	700,000	2,566,000	2,026,000

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Noninterest expense
Salaries and employee benefits	$2,367,000	$2,063,000	$7,031,000	$5,742,000
Occupancy expense	447,000	374,000	1,225,000	1,032,000
Furniture and equipment	202,000	214,000	642,000	611,000
Data processing	211,000	182,000	585,000	528,000
Marketing	130,000	152,000	380,000	406,000
Printing and supplies	44,000	70,000	193,000	230,000
Loan and Collection	128,000	45,000	259,000	164,000
Other Real Estate - Heritage Place	109,000	336,000	200,000	477,000
Other	546,000	488,000	1,559,000	1,337,000

Total noninterest expense	4,184,000	3,924,000	12,074,000	10,527,000

Income before income taxes	35,000	273,000	897,000	1,728,000
Income tax expense (benefit)	(102,000)	28,000	80,000	462,000

NET INCOME	$137,000	$245,000	$817,000	$1,266,000

EARNINGS PER SHARE
Basic	$0.06	$0.12	$0.42	$0.72

Diluted	$0.06	$0.12	$0.41	$0.71

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$137,000	$245,000	$817,000	$1,266,000
Other comprehensive income (loss)
Unrealized (depreciation) appreciation on available for sale securities, net of income taxes	(273,000)	375,000	(642,000)	645,000

Comprehensive income (loss)	$(136,000)	$620,000	$175,000	$1,911,000

See accompanying notes and accountants’ report.

Front Range Capital Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month period ended September 30,
(Unaudited)

	2003	2002

Net cash provided by operating activities	$2,799,000	$2,859,000
Cash flows from investing activities
Activity in available for sale securities
Sales	6,796,000	3,671,000
Maturities, prepayments and calls	26,060,000	2,503,000
Purchases	(44,084,000)	(19,113,000)
Purchases of nonmarketable securities	(59,000)	(710,000)
Loan originations and principal collections, net	(7,779,000)	(41,910,000)
Net additions to premises and equipment	(221,000)	(3,259,000)
Proceeds from sale of foreclosed assets	80,000	—

Net cash used in investing activities	(19,207,000)	(58,818,000)
Cash flows from financing activities
Net cash provided (used) by
Deposits	(15,281,000)	49,461,000
Federal funds purchased	22,645,000	3,280,000
Short-term borrowings	(12,500,000)	(6,200,000)
Proceeds from the issuance long-term debt	—	7,700,000
Repayment of long-term debt	(209,000)	(210,000)
Cash dividends paid on 2000 Preferred Stock	(113,000)	(129,000)
Proceeds from the issuance of common stock	2,761,000	3,958,000

Net cash provided (used) by financing activities	(2,697,000)	57,860,000

Net change in cash and cash equivalents	(19,105,000)	1,901,000
Cash and cash equivalents at beginning of period	36,642,000	11,230,000

Cash and cash equivalents at end of period	$17,537,000	$13,131,000

Supplementary disclosures of cash flow information
Cash paid during year for
Interest	$6,015,000	$6,007,000
Income taxes	$112,000	$814,000
Loans transferred to Other Real Estate Owned	$3,400,000	—

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 required the Company-obligated manditorily redeemable preferred securities of its subsidiary trust, which solely holds junior subordinated debentures, previously treated as part of “mezzanine” equity to be classified as a liability for financial reporting purposes.

     There have been no other material changes in accounting policies used by the Company during the nine-month period ended September 30, 2003.

     The Financial Accounting Standards Board has issued Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 are effective for the first period ending after December 15, 2003.

     In its current form, FIN 46 may require the Company to de-consolidate its investment in Front Range Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Front Range Capital Trust I, appears to be an unintended consequence of FIN 46. If Front Range Capital Trust I (trust) were to be de-consolidated, the junior subordinated debentures of the Company owned by the trust would be disclosed. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.

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

     Earnings per common share have been computed as follows for the dates shown:

	Three months		Nine months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands)
Net income	$137	$245	$817	$1,266
Less preferred stock dividends	36	43	113	129

Net income applicable to common stock	$101	$202	$704	$1,137

Average number of common shares outstanding	1,747	1,665	1,693	1,581
Effect of dilutive convertible preferred stock	11	11	11	11

Average number of common shares outstanding used to calculate diluted earnings per common share	1,758	1,676	1,704	1,592

NOTE F - LOAN PORTFOLIO

     The balances of loans in the loan portfolio as of the dates indicated are as follows:

	September 30,	December 31,
	2003	2002

Real estate – construction	$61,108,000	$72,129,000
Real estate – commercial	123,122,000	100,999,000
Real estate – residential	51,397,000	57,038,000
Commercial	31,931,000	32,703,000
Consumer	7,249,000	6,783,000

	274,807,000	269,652,000
Less unearned income	(1,230,000)	(1,104,000)

Loans, net	$273,577,000	$268,548,000

Item 2. Management’s Discussion and Analysis or Plan of Operation

A.	COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

     During the first nine months of 2003, the Company’s total assets decreased $2.6 million or 0.7% to $384.6 million at September 30, 2003 from $387.2 million at December 31, 2002. The decrease was primarily the result of using the federal funds sold of $22.3 million to pay off short-term borrowings and brokered and public funds deposits and purchasing securities. Securities available for sale increased $9.9 million or 19.3% to $61.2 million at September 30, 2003 from $51.3 million at December 31, 2002.

     The Company’s liabilities are comprised chiefly of deposits, federal funds purchased and other borrowed funds. Total deposits decreased $15.3 million or 4.7% to $307.8 million at September 30, 2003 compared to $323.1 million at December 31, 2002. This was due to a decrease in interest-bearing deposits of $19.5 million or 7.1% to $254.3 million compared to $273.8 million at December 31, 2002 whereas non-interest-bearing deposits increased $4.2 million or 8.5% to $53.5 million compared to $49.4 million at December 31, 2002. Total other borrowed funds, which includes federal funds purchased, short-term borrowings, long-term debt and Company obligated trust preferred securities, increased $9.9 million or 24.7% to $50.2 million at September 30, 2003 compared to $40.3 million at December 31, 2002. Short-term borrowings decreased $12.5 million or 100.0% to none at September 30, 2003 from $12.5 million at December 31, 2002. Federal funds purchased at September 30, 2003 was $22.6 million compared to none at December 31, 2002. The increase was used to fund securities purchases and increase in loan balances.

B.	RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Net income for the three months ended September 30, 2003 was $137,000, a decrease of $108,000 or 44.1% from $245,000 for the same period in 2002. This decrease was primarily due to increased salaries and employee benefits expenses and amounts expensed to provision for loan losses.

     Diluted earnings per share decreased 52.4% to $0.06 per share for the three-month period ended September 30, 2003 compared to $0.12 per share for the same period in 2002.

     The annualized return on average assets for the three months ended September 30, 2003 and 2002 was 0.14% and 0.28%, respectively. Return on average shareholders’ equity on an annualized basis for the three months ended September 30, 2003 and 2002 was 2.5% and 4.8%, respectively. Return on average shareholders’ equity decreased due to decrease in net income as noted above.

C.	RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Net income for the nine months ended September 30, 2003 was $817,000, a decrease of $449,000 or 35.5% from $1,266,000 for the same period in 2002. This decrease was primarily due to increased salaries and employee benefits expenses and amounts expensed to provision for loan losses.

     Diluted earnings per share decreased 42.2% to $0.41 per share for the nine-month period ended September 30, 2003 compared to $0.71 per share for the same period in 2002.

     The annualized return on average assets for the nine months ended September 30, 2003 and 2002 was 0.29% and 0.52%, respectively. Return on average shareholders’ equity on an annualized basis for the nine months ended September 30, 2003 and 2002 was 5.6% and 9.1%, respectively. Return on average shareholders’ equity decreased due to decrease in net income as noted above.

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

     Net interest income for the three months ended September 30, 2003 was $4.0 million, a $163,000 or 4.3% increase over net interest income of $3.8 million for the three-month period ended September 30, 2002. Net interest income for the nine months ended September 30, 2003 was $11.8 million, an $894,000 or 8.2% increase over net interest income of $10.9 million for the nine-month period ended September 30, 2002.

     The average rate earned on interest-earning assets for the three-month periods ended September 30, 2003 and 2002 was 6.96% and 7.57%, respectively, on average interest-bearing assets of $329.4 million in 2003 and $309.2 million in 2002. The average rate earned on interest-earning assets for the nine-month periods ended September 30, 2003 and 2002 was 6.94% and 7.76%, respectively, on average interest-bearing assets of $336.3 million in 2003 and $293.3 million in 2002.

     The average interest rate incurred on interest-bearing liabilities for the three-month periods ended September 30, 2003 and 2002 was 2.38% and 2.98%, respectively, on average interest-bearing liabilities of $297.9 million in 2003 and $274.9 million in 2002. The average interest rate incurred on interest-bearing liabilities for the nine-month periods ended September 30, 2003 and 2002 was 2.48% and 3.11%, respectively, on average interest-bearing liabilities of $304.4 million in 2003 and $262.6 million in 2002. The Company’s net interest margin decreased to 4.81% from 4.92% for the three months ended September 30, 2003 and 2002, respectively; and 4.70% from 4.98% for the nine months ended September 30, 2003 and 2002, respectively.

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

     The Company charged $557,000 to the Provision for Loan Losses in the three months ended September 30, 2003 compared to $337,000 for the same period in 2002. The Company charged $1,405,000 to the Provision for Loan Losses in the nine months ended September 30, 2003 compared to $687,000 for the same period in 2002. The increase of $718,000 in the provision for loan losses was composed of approximately $36,000 allocated due to portfolio growth, approximately $137,000 used to increase the percentage of provision of loan losses to total loans to reflect the status of the United States and Colorado economies and approximately $545,000 allocated due to charge offs. The ratio of loan loss reserve to total loans was 0.94% at September 30, 2003 and 0.89% at September 30, 2002.

F.     ASSET QUALITY AND NON-PERFORMING LOANS

     Asset quality relates to the composition of loans in the loan portfolio that are classified as non-performing loans. Non-performing loans are non-accrual loans, loans accruing that are 90 days or more past due, restructured loans and other real estate owned (OREO). Loans are placed on non-accrual status and cease accruing interest when, in management’s opinion, there is an indication that the borrower may be unable to meet payment obligations when they become due. When a loan is placed on non-accrual status, any previously accrued but unpaid interest is reversed. Delinquent real estate loans are reclassified as OREO when the Company takes title to the property securing the loan either through foreclosure or upon receipt of a deed in lieu of foreclosure. The loan is then reclassified on the balance sheet as OREO at the lesser of fair market value of the underlying collateral less estimated selling costs or the recorded amount of the loan.

     Included in OREO at September 30, 2003 was $8,167,000 related to Heritage Place. See Part II, Item 5 for a more comprehensive discussion of this property.

     Non-accrual loans equaled $1.1 million at September 30, 2003 or 0.40% of total loans and $3.7 million at December 31, 2002 or 1.4% of total loans. Other loans 90 days or more past due equaled $1.8 million at September 30, 2003 or 0.66% of total loans and $36,000 at December 31, 2002 or 0.01% of total loans.

G.     NON-INTEREST INCOME

     Non-interest income was $779,000 for the three months ended September 30, 2003, an increase of $79,000 or 11.3% compared to $700,000 for the three months ended September 30, 2002. This increase was primarily due to an increase of $90,000 in mortgage loan origination fees. Non-interest income was $2.6 million for the nine months ended September 30, 2003, an increase of $540,000 or 26.7% compared to $2.0 million for the nine months ended September 30, 2002. This increase was primarily due to a $413,000 increase in mortgage loan origination fees.

H.     NON-INTEREST EXPENSE

     Non-interest expense was $4.2 million for the three months ended September 30, 2003, an increase of $260,000 or 6.6% compared to $3.9 million for the three months ended September 30, 2002. This increase was due primarily to salaries and employee benefits increasing $304,000 or 14.7% to $2.4 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. Non-interest expense was $12.1 million for the nine months ended September 30, 2003, an increase of $1.5 million or 14.7% compared to $10.5 million for the nine months ended September 30, 2002. This increase was due primarily to salaries and employee benefits increasing $1.3 million or 22.4% to $7.0 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002. This increase in employee salaries and benefits was due mainly to the addition of 5 full-time or full-time equivalent employees bringing the total number of employees to 151 at September 30, 2003 compared to 146 employees at September 30, 2002.

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

J.     CAPITAL

     Stockholders’ equity increased $2.8 million or 13.7% to $23.5 million at September 30, 2003 from $20.6 million at December 31, 2002. The increase is due to the sale of 184,120 shares of voting common stock and 38,105 shares of non-voting common stock in August 2003 for $2.8 million, net of issuance costs of $239,000.

     Under Federal Reserve Board guidelines, bank holding companies are required to maintain capital based on “risk-weighted” assets. These guidelines apply to the Company on a consolidated basis. Under the current guidelines, banking organizations must maintain a total capital to risk-weighted assets ratio of 8.0% and a Tier 1 capital to risk-weighted assets ratio of 4.0%. In addition, in order to be considered adequately capitalized, bank holding companies must generally maintain a minimum leverage ratio of 4.0%, which is calculated by dividing Tier 1 capital by average total consolidated assets. The Company’s risk-weighted capital ratios for Total and Tier 1 capital at September 30, 2003 were 11.1% and 8.3%, respectively, and its leverage ratio was 6.9%. The Company’s ratios at December 31, 2002 were 10.3% and 6.5%, respectively, and its leverage ratio was 5.4%.

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

Item 2. Changes in Securities and Use of Proceeds

     (c)  On August 28, 2003, the Company sold 184,120 shares of its voting common stock and 38,105 shares of its non-voting common stock for $13.50 per share or $3,000,037.50 in the aggregate, to one institutional investor pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

     The Bank has incurred and continues to incur costs in order to prepare Heritage Place for development and sale. As of September 30, 2003, the Bank had capitalized total costs of $9,953,000 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred expenses of $232,000 for the nine months ended September 30, 2003 to prepare the site for future sale, including business park common fees, legal fees relating to the site approval process, site clean-up and appraisal fees. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur only modest additional capitalized and non-capitalized costs related to the development and marketing of Heritage Place. Based on an opinion letter from an independent certified general appraiser, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs incurred to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

     In October 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. The Bank intends to build a new branch office on this property. Application for a new branch has been approved by the Federal Reserve and the CDB. The Bank anticipates opening the Firestone branch early in the second quarter of 2004.

     In December 2002, the Bank purchased a parcel of undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank intends to use the property to build a new branch office sometime after 2004. The Bank has not yet submitted a branching application to regulatory authorities and will not do so until an estimated branch opening date is determined.

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

FRONT RANGE CAPITAL CORPORATION
(Registrant)

Date: November 13, 2003	By: /s/ William A. Mitchell, Jr. William A. Mitchell, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2003	By: /s/ Alice M. Bier Alice M. Bier
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1**	Articles of Incorporation of Front Range Capital Corporation

3.2**	Articles of Third Amendment to the Articles of Incorporation of Front Range Capital Corporation

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note of Front Range Capital Corporation payable to Bankers’ Bank of the West

10.6*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.7*	Indexed Salary Continuation Plan of Heritage Bank

10.8*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

21.1*	List of Subsidiaries of the Company

23.1	Consent of Independent Accountants

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

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