Form 10KSB
period 2003-12-31
FRONT RANGE CAPITAL CORP
filed 2004-03-30
CIK 813964

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
Commission File Number 33-40028

Front Range Capital Corporation

(Exact name of Small Business Issuer in its charter)

Colorado	84-0970160

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 926-0300
Securities registered pursuant to Section 12(b) of the Exchange Act: See below

Title of Each Class	Name of Exchange on Which Registered
11% Cumulative Trust Preferred Securities	American Stock Exchange
Guarantee of 11% Cumulative Trust Preferred Securities

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.
☑

The aggregate market value of the voting stock, including common stock and stock convertible into common stock, held by non-affiliates of the registrant, as of March 20, 2004, was approximately $17,717,940. This computation excludes a total of 547,324 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

Issuer’s revenues for its most recent fiscal year is approximately $26,882,000.

The number of shares outstanding of Registrant’s classes of common stock, as of March 20, 2004, was 1,887,369 shares of Common Stock, $0.001 par value, which includes 1,849,264 shares of Registrant’s Class A voting Common Stock and 38,105 shares of Registrant’s Class B Non-Voting Common Stock.

The following documents are incorporated herein by reference into the parts of Form 10-KSB indicated: None.

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company’s Annual Reports on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of the war in Iraq and the terrorist attacks that occurred on September 11, 2001, as well as any future threats and attacks, the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to effectively compete with other financial institutions.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	Technological changes implemented by the Company and by other parties which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Front Range Capital Corporation (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank (the “Bank”). The Bank has 12 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in 2004 and one additional branch in 2005. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division.

Along with its subsidiary business trust, Front Range Capital Trust I (the “Trust”), the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “Commission”) on June 23, 2000, which became effective December 21, 2000, for the sale of up to $15 million of the Trust’s 11% Cumulative Preferred Securities, guaranteed by the Company (“Trust Preferred Securities”). The Trust Preferred Securities and guarantee of the Company are registered with the Commission pursuant to the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) and listed on the American Stock Exchange. The Company’s common and other classes of stock are not publicly traded or registered with the Commission.

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

The Bank began its geographic expansion in 1995, with the establishment of branches in Boulder and Louisville. Additional branches have since opened in Erie in 1997; Broomfield, Denver and Louisville (Main Street) in 1998; Longmont in 1999; downtown Boulder, Lafayette (95th Street) and Niwot in 2000; and north Denver (38th & York Streets) in 2002. A branch in Firestone is anticipated to open in the third quarter of 2004 and another in north Boulder in the second quarter of 2005. This geographic expansion gives the Company a significant presence throughout the diverse and growing economic and population base in the Denver-Boulder metropolitan area. On June 1, 1998, the Bank again changed its name to Heritage Bank to better reflect its expanding geographic presence.

b.	General Banking Services and Strategies

The Company operates under a community banking philosophy. Developing broad customer relationships based on responsive, individualized service provided by experienced officers and staff, the Bank offers customers, including local residents and small to medium-sized businesses, a variety of traditional loan and deposit products from its attractive, convenient locations. General business conditions and the downturn in the economy during 2002 and 2003 have impacted the overall economic climate in Colorado, including increased real estate vacancy rates, bankruptcies and loss of jobs. Nevertheless, the Denver-Boulder metropolitan area continues to be a viable market, enjoying the potential for strong overall economic growth such as the growth the area experienced during the 1990s and 2000, an expanding, well-educated population and an array of diverse industries. The Company has focused on the following strategies to achieve its objectives:

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

Expanding market share and increasing efficiency through internal growth. The Company has grown significantly through branching activities, having opened four new branches in the past four years and planning to open one more branch in 2004 and another in 2005. The Company believes that its current locations provide it with the necessary platform to expand its services within its existing market area and that it has the infrastructure and systems in place to accommodate continued expansion and to absorb many of the overhead costs incurred in the growth of its branch network. As a result, the Company expects its efficiency ratio to decrease and its net earnings to increase. The Company will continue to look for appropriate growth opportunities by opening additional branches within its existing or new markets.

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

Maintaining strong asset quality. As a result of its disciplined credit underwriting and loan administration, the Company has maintained good asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $397.8 million at December 31, 2003. Over this same period, total loans (net of unearned income) increased from $3.7 million to $285.6 million and total deposits have risen from $4.9 million to $303.5 million. Over the past two calendar years, total assets have grown from $298.0 million at December 31, 2001 to $397.8 million at December 31, 2003, total loans increased from $234.3 million to $285.6 million and total deposits rose from $242.4 million to $303.5 million. Despite this growth, the Company’s ratio of nonperforming assets to total assets at December 31, 2003 was 0.3%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result.

c.	Lending Activities

The Bank provides a wide range of the usual and customary commercial and consumer banking products and services including commercial, construction, real estate and consumer loans. The Bank does not offer trust services or international banking services. The Bank’s primary market is small- to medium-sized businesses and consumers in Boulder county and the Denver metropolitan area.

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

The Bank’s lending activities comprise five principal lending areas: real estate-construction, real estate-commercial, real estate-residential, commercial and consumer. Although the Bank’s business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of the Bank’s loans are secured by real estate. At December 31, 2003, approximately 85.4% of the Bank’s loans were secured by real estate, which is the same percentage as of December 31, 2002. As a result, risk of nonpayment or default may not be well-spread across diversified borrowing groups. In addition, a general downturn in the Colorado economy that impairs the value of real estate as collateral can increase loan losses and impair liquidity.

Commercial loans are generally secured by business assets, including equipment and real estate. Other commercial loans may be secured by accounts receivable and inventory. Consumer loans are sometimes unsecured, but also may be secured by personal assets such as vehicles. Generally, an economic downturn, such as the recessionary forces that impacted the national, regional and Colorado economies during 2003, can increase the risk of nonpayment, default and foreclosure of collateral securing loans. Consumer loans are subject to a greater risk of personal bankruptcies during less prosperous economic times.

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

In addition to the banking services referred to above, the Company formed the Trust, a special purpose, wholly-owned financing subsidiary Delaware business trust, on June 23, 2000. The Trust was formed for the purpose of issuing 11% Cumulative Trust Preferred Securities in a public offering which closed on December 28, 2000 pursuant to a Registration Statement on Form SB-2, declared effective by the Commission on December 21, 2000 (the “Trust Preferred Securities”). The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds therefrom in 11% Junior Subordinated Debentures of the Company, issued concurrently with the Trust’s issuance of the Trust Preferred Securities. The Trust conducts no other business. Pursuant to Rule 12h-5 promulgated under the

Securities Exchange Act of 1934, (the “Exchange Act”), the Trust is not required to file separate reports pursuant to Section 13 or 15(d) of the Exchange Act if the Company files such reports and includes therein, consolidated condensed financial information about the Trust. In the future, the Company and the Bank may engage in other businesses either directly or indirectly through subsidiaries acquired or formed, subject to regulatory constraints. See “Regulation and Supervision.”

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

The Company’s previous Chairman and President, Robert L. Beauprez, was elected to the U.S. House of Representatives for the 7th Congressional District of Colorado in November 2002. Mr. Beauprez resigned from his executive and Board positions effective December 31, 2002. The Board of Directors of the Bank appointed William A. Mitchell, Jr. as the Bank’s President on May 15, 2002 and elected him to the Board of Directors on the same date. Mr. Mitchell was elected President and Chairman of the Board of Directors of the Company and CEO of the Bank effective January 1, 2003. Previously, Mr. Mitchell was the Vice President of the Company and President of the Bank. Claudia A. Beauprez, Mr. Beauprez’s wife, was elected Chairwoman of the Board of Directors of the Bank effective January 1, 2003.

e.	Employees

As of March 20, 2004, the Company employed 149 persons on a full-time equivalent basis and a total of 159 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company’s nor the Bank’s officers is employed pursuant to an employment contract.

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

Bank holding companies and banks are regulated extensively under both federal and state law. The following information describes some but not all of the applicable statutory and regulatory provisions, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank, including increasing the cost of doing business, limiting permissible activities or increasing competition.

i.	Front Range Capital Corporation

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

The Gramm-Leach-Bliley Act (“GLB”) eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval. GLB effectively repealed certain depression-era laws, which prohibited the affiliation of banks and those other financial services entities under a single holding company. Under GLB, bank holding companies and other types of financial service entities may elect to become financial holding companies. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complementary to financial activities and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. As a result of the GLB, financial holding companies may offer a variety of financial services, or services incidental or complementary to financial services, including banking, securities underwriting, merchant banking and insurance. These new financial services may also be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, all of which must be conducted under the financial holding company.

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

The Company is not currently a financial holding company and has no current intention to become a financial holding company. The GLB Act may change the operating environment applicable to the Company and the Bank in substantial and unpredictable ways. For example, while it might allow the Company to enter into various types of business it was prohibited from before GLB it may also substantially increase competition for financial services, both of which could substantially change the competitive landscape in which the Company and the Bank operate.

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

The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2003, on a consolidated basis, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 8.03% and its ratio of total capital to total risk-weighted assets was 10.83%.

The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2003, the Company’s leverage ratio was 6.77%.

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

Securities Laws. The Company’s common stock is not publicly traded, but the Company currently files reports with the Securities and Exchange Commission under Section 13(a) of the Exchange Act due to the registration of the Trust Preferred Securities and files annual, quarterly and periodic reports. Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are not available on our website at www.heritagebanks.com because they are available free of charge to shareholders by written request to Front Range Capital Corporation, Attn: Alice Bier, 1020 Century Drive, Suite 202, Louisville, Colorado 80027. The Company is not required to deliver an annual report to common security holders and does not currently intend to send such an annual report voluntarily.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered with the Commission or that file reports under the Securities Exchange Act of 1934. The new law includes new requirements for the composition and activities of audit committees, additional responsibilities regarding financial statements and disclosure of financial and non-financial information for the principal executive and financial officers of companies, new standards for auditors and regulation of auditors and audits and increased disclosure and reporting obligations for reporting companies and their officers and directors. While many of the provisions of the Sarbanes-Oxley Act were immediately effective, other provisions became effective over time. Since the Trust Preferred Securities are registered with the Commission (although the Company’s common stock is not), the Company is subject to the Sarbanes-Oxley Act.

AMEX. The Trust Preferred Securities are listed on the American Stock Exchange (“AMEX”). The Company is subject to the new listing standards of AMEX, including:

•	maintaining a majority of independent directors on the Board,

•	new audit committee requirements, and

•	publishing and furnishing its annual report to holders of the Trust Preferred Securities.

ii.	Heritage Bank

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

Capital Adequacy Requirements. A state-chartered bank is subject to capital adequacy requirements similar to the capital adequacy requirements of a bank holding company, including the requirement of a total risk-based capital ratio of 8.0%, (4.0% of which is consisting of Tier 1 capital elements). To be categorized as “well capitalized” under prompt corrective action regulations, Tier 1 capital to risk-based assets must be 6%, total capital to risk-based assets must be 10%, and the leverage ratio must be 4%.

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

The Bank currently is classified as “well capitalized.” At December 31, 2003, the Bank’s Tier 1 capital to risk-weighted assets ratio was 9.73%, total capital to risk-weighted assets ratio was 10.61% and its leverage ratio was 8.19%.

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001 was enacted in 2001. The potential impact of the Act on financial institutions is significant and wide ranging. In general, the USA PATRIOT Act prohibits specified financial transactions and account relationships and requires enhanced due diligence and “know your customer” standards for financial institutions dealing with foreign financial institutions and foreign customers. In addition, the Secretary of the Treasury is authorized to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering. Financial institutions complying with these regulations will be not be deemed to have violated the privacy provisions of the GLB discussed above.

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

iii.	Instability and Regulatory Structure

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

iv.	Effect on Economic Environment

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

ITEM 2. DESCRIPTION OF PROPERTY

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

		Owned/Leased and	In Operation or
Location	Address	Lease Terms(1)	Owned Since
Boulder - Pearl Street	2775 Pearl Street Boulder, Colorado 80302	Leased: 10 year term Ending January 31, 2005	February 1995

Boulder - West End	1900 Ninth Street Boulder, Colorado 80302	Leased: 5 year term Ending July 31, 2004	February 2000

Broomfield	5720 West 120th Avenue Broomfield, Colorado 80020	Owned	January 1998

Broomfield-Coalton Drive (2 parcels of undeveloped property)	9590 Coalton Drive Broomfield, Colorado 80020	Owned	August 2001

Denver – LODO	1543 Wazee Street Denver, Colorado 80202	Owned	October 1998

Denver - 15th & Platte	2401 15th Street, Suite 100 Denver, Colorado 80202	Leased: 5 year term Ending July 31, 2008	Office space for mortgage division

Erie	785 Cheesman Erie, Colorado 80516	Owned	June 1997

Lafayette	811 South Public Road Lafayette, Colorado 80026	Owned	April 1987

Lafayette - 95th Street	2695 North Park Drive, Suite 101 Lafayette, Colorado 80026	Leased: 5 year term Ending January 14, 2005	February 2000

Longmont-N. Main Street	2333 North Main Street, Suite E Longmont, Colorado 80501	Leased: term Ending March 31, 2006	March 1999

Louisville	1020 Century Drive, Suite 202 Louisville, Colorado 80027	Owned	July 1995

Louisville - Main Street	801 Main Street, Suite 130 Louisville, Colorado 80027	Leased: 5 year term Ending March 31, 2008	August 1998

Louisville-McCaslin Blvd	400 S. McCaslin Blvd, Suite 211 Louisville, Colorado 80027	Leased: lease term Ending June 30, 2004	July 2001

Niwot	6800 North 79th Street Niwot, Colorado 80503	Leased: 5 year term Ending February 28, 2005	July 2000

Denver-York St.	3850 York Street Denver, Colorado 80205	Leased: 5 year term Ending January 31, 2007	April 2002

Firestone	8080 Weld County Rd 13 Firestone, Colorado 80520	Owned	Anticipated to open 3rd quarter 2004

South Longmont	Home Depot Center – S Hover Rd Longmont, Colorado 80501	Owned	Not in operation

North Boulder		Leased: 7 year term Beginning April 1, 2005	Anticipated to open 2nd quarter 2005

(1)	The lease terms do not include renewal option periods that may be available.

In August 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of property from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020, for a purchase price of approximately $2,423,900. The second transaction involved the Bank’s purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as “The FlatIron,” for a purchase price of approximately $3,942,495. The aggregate combined purchase price for the properties was approximately $6,371,000. The parcels are collectively referred to as “Heritage Place.” When the Bank purchased the parcels that now comprise Heritage Place, the Bank intended to sell Heritage Place to an investor or group to develop Heritage Place and thereafter the Bank intended to purchase a pad within the newly developed property to open a new branch and relocate some of the Company’s and the Bank’s administrative offices.

The Bank entered into a letter of intent in September 2002 with Heritage Place Holdings, LLC and Heritage Place Partners, LLC (together, the “Developers”) that discussed the proposed sale of Heritage Place to the Developers along with the Bank’s right to purchase a pad inside Heritage Place once the development is completed. At the time the Bank executed the letter of intent, the individual members of the Developers included Mr. Beauprez, as well as others unaffiliated with the Company or the Bank. In September 2002, officers of the Bank and the Company met with representatives of the Federal Reserve Bank and the Colorado Division of Banking to discuss the relationship of the proposed transaction to federal and state banking laws and regulations and to provide an opportunity for federal and state banking regulators to comment upon the letter of intent. In November 2002, the Bank and the Developers terminated the letter of intent because the development project was no longer economically feasible to the Developers due to market conditions.

Following termination of the letter of intent, the Bank continues to consider its best course of action regarding Heritage Place including, but not limited to, structuring a similar transaction with developers if market conditions improve in the future; preparing Heritage Place for sale to different investors, except for the pad the Bank could develop for a new branch location; or selling Heritage Place including the pad. Of the approximately 8.2 acre Heritage Place site, a bank pad of approximately 1.5 acres has been “carved out” for a potential branch building. In July 2003, the remaining 6.7 acres were listed for sale with a commercial broker. If a potential buyer would have an interest in purchasing the entire 8.2 acres, the Bank would be willing to consider this also.

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of December 31, 2003, the Bank had capitalized total costs of $9,952,550 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred related expenses of $563,952 for the twelve months ended December 31, 2003, largely related to holding the property. Of this amount, $128,668 was accrued for real estate taxes and $233,328 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

In October of 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. The Bank intends to build a new branch on this property. An application for a new branch has been approved by the Federal Reserve and the CDB. The Bank anticipates opening the Firestone branch in the third quarter of 2004.

In December 2002, the Bank purchased a parcel of undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank has entered into a contract to sell this property in 2004.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

a.	Common Stock of the Company

There is no established public trading market for the Common Stock of the Company. No dividends on the Company’s Common Stock have been paid. As of March 20, 2004, the Common Stock, including preferred stock convertible into common stock on a one-to-one basis, was held by 150 holders of record.

b.	Trust Preferred Securities

In December 2000, the Trust issued 1,000,000 11% Cumulative Trust Preferred Securities to the public for $8.00 per share in an aggregate amount of $8,000,000. The Trust Preferred Securities were issued through an underwriting syndicate whose representative was Howe Barnes Investments, Inc. (the “Underwriters”). The Company paid underwriting fees of $.40 per Trust Preferred Security or an aggregate of $400,000. The Trust Preferred Securities were offered and sold to the Underwriters pursuant to a Registration Statement on Form SB-2 in December 2000. In January 2001, the Underwriters exercised their over-allotment option to acquire an additional 150,000 Trust Preferred Securities for cash in an aggregate amount of $1,200,000, bringing the aggregate amount of Trust Preferred Securities issued to 1,150,000 and an aggregate amount of proceeds to the Trust of $9,200,000. The aggregate amount of underwriting fees equaled $460,000.

The Trust Preferred Securities are publicly traded and listed on the American Stock Exchange under the trading symbol “FNG.Pr.” The Trust Preferred Securities began trading December 28, 2000 at a price of $8.00 per Trust Preferred Security. The high and low per share closing price of the Trust Preferred Securities for each quarter of 2003 and 2002 as reported by AMEX were as follows:

	2003		2002
Quarter Ended	Low	High	Low	High
March 31	$8.40	$8.60	$8.10	$8.50
June 30	$8.15	$9.02	$8.00	$8.55
September 30	$8.50	$9.10	$8.25	$9.00
December 31	$8.63	$9.00	$8.16	$8.75

No dividends have been declared on the Trust Preferred Securities. The Trust Preferred Securities are held in street name by the Depository Trust Company or its nominee, Cede & Co.

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

d.	Preferred Stock

The Company has outstanding 5,000 shares of 1987 Series A 8% noncumulative convertible preferred stock and 5,500 shares of 1988 Series A 8% noncumulative convertible nonvoting preferred stock. Each share is convertible into one share of common stock.

The Company also has outstanding 3,617 shares of 2000 Series B Preferred Stock. Owners are entitled to receive cumulative cash dividends equal to the prime rate multiplied by the purchase price paid of $1,000 per share. Dividends are payable quarterly.

e.	Recent Sales of Unregistered Securities

On August 28, 2003, the Company issued 184,120 shares of its Class A Voting Common Stock and 38,105 shares of its Class B Non-Voting Common Stock to one accredited investor. The price was $13.50 per share for aggregate proceeds of $3,000,037.50. The Company received net proceeds of $2,761,105 after issuance costs of $238,710. The Wallach Company, a division of McDonald Investments, served as placement agent for this offering and was paid $180,000 as compensation for its role. The Common Stock was sold in reliance on the exemptions from registration found in Section 4(2) of the Securities Act and Regulation D promulgated thereunder to accredited investors. The proceeds from the offering were used to increase capital to maintain a “well-capitalized” status under federal banking regulations and support continued growth and other corporate purposes.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company’s discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion is based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. Please read the Company’s audited consolidated financial statements and the related notes incorporated at Item 7 of this report.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 5 to the Company’s audited consolidated financial statements and the related notes incorporated at Item 7 of this report.

Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and the related notes incorporated at Item 7 of this report.

Net Income

Following is a summary of the Company’s net income for the past three years (dollars in thousands, except per share amounts):

Components of Net Income

Year ended December 31,	2003	2002	2001
Net interest income*	$16,371	$15,037	$12,398
Provision for loan losses	(2,234)	(1,218)	(850)
Noninterest income	3,625	2,888	2,294
Noninterest expense	(16,695)	(14,584)	(11,023)
Taxes*	(291)	(683)	(959)

	$776	$1,440	$1,860

Net income per average fully-diluted share	$0.36	$0.79	$1.26
Net income as a percentage of average shareholders’ equity	3.52%	7.46%	14.24%
Net income as a percentage of average total assets	0.20%	0.43%	0.70%

*Fully tax-equivalent (FTE)

The Company achieved earnings of $776,000 in 2003, representing a 46.1% decrease from the $1.4 million earned in 2002, which was down 22.6% from 2001 earnings of $1.9 million. Net interest income on a fully tax-equivalent basis for 2003 increased $1.3 million (8.9%) compared to 2002. Higher average balances of interest earning assets increased interest income on a fully tax-equivalent basis by $2.4 million, while changes in interest rates reduced interest income on a fully tax-equivalent basis by $2.0 million. The loan loss provision was increased by $1.0 million (83.4%), and noninterest income grew $737,000 (25.5%). Partially offsetting this higher revenue, noninterest expense expanded $2.1 million (14.4%).

Earnings in 2002 decreased $420,000 or 22.6% from 2001. Net interest income (FTE) grew $2.6 million (21.3%). Higher average balances of interest earning assets increased interest income by $5.5 million that was partially offset by changes in interest rates that reduced interest income by $4.0 million. The loan loss provision was increased by $368,000 in 2002 from 2001, and noninterest income increased $594,000 (25.9%) while noninterest expense also increased $3.6 million (32.3%).

The Company’s return on average total assets was 0.20% in 2003, compared to 0.43% and 0.70% in 2002 and 2001, respectively. Return on average equity in 2003 was 3.57%, compared to 7.55% in 2002 and 14.24% percent in 2001.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $1.3 million (8.9%) from 2002 to $16.4 million in 2003. Comparing 2002 to 2001, net interest income (FTE) increased $2.6 million or 21.3%.

Following is a summary of the Company’s net interest income for the past three years (dollars in thousands):

Components of Net Interest Income

Year ended December 31,	2003	2002	2001
Interest income	$23,257	$22,981	$21,922
Interest expense	(7,277)	(8,266)	(9,773)
FTE adjustment	391	322	249

Net interest income (FTE)	$16,371	$15,037	$12,398

Net interest margin (FTE)	4.88%	5.00%	5.19%

Interest income (FTE) increased $345,000 (1.5%) from 2002 to 2003, the net effect of higher average balances partially offset by decrease in interest rates. The total yield on earning assets dropped from 7.74% in 2002 to 7.04% in 2003. The average yield on loans decreased 47 basis points to 7.63% during 2003. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $2.0 million, while a $34.9 million (11.6%) increase in average balances of interest-earning assets increased interest income (FTE) by $2.4 million during 2003.

Interest expense decreased $989,000 (12.0%) in 2003 from $8.3 million in 2002, principally due to lower interest rates. The average rate paid on interest-bearing liabilities was 2.38% in 2003, 65 basis points or 21.5% lower than in 2002. The most pronounced declines included rates paid on Certificates of Deposit down from 3.76% to 2.90% and federal funds purchased down from 1.95% to 1.23%. Rates paid on interest-bearing demand deposits decreased 58 basis points to 1.08%. The decrease in average rate paid on interest-bearing liabilities decreased interest expense by $2.0 million, and changes in the mix of average balances of interest-bearing liabilities increased interest expense by $209,000 in 2003 including an overall increase of $33.2 million (12.2%) in the average balance of interest-bearing liabilities.

Interest income (FTE) increased $1.1 million (5.1%) from 2001 to 2002, primarily due to higher average balances. Yields on loans fell to 8.10% in 2002 from 9.62% in 2001. Overall, the yield on the Company’s earning assets decreased from 9.28% in 2001 to 7.74% in 2002. During 2002, the average balance of loans and federal funds sold increased $49.1 million and $4.0 million, respectively, while the average balance of investments increased $8.4 million. The decrease in average yield on interest-earning assets decreased interest income (FTE) by $4.3 million, while a net increase of $62.1 million (26.0%) in average balances of interest earning assets increased interest income (FTE) $5.5 million during 2002.

Interest expense decreased $1.5 million (15.4%) in 2002 due to a 152 basis point decrease in the average rate paid on interest-bearing liabilities from 4.55% to 3.03%. The rate paid on federal funds purchased fell 240 basis points to 1.95% in 2002. The average rate paid on savings deposits also fell from 1.82% to 0.70%. Partially offsetting these decreases was a $57.7 million (26.85%) increase in average interest-bearing liabilities from 2001 to 2002.

Net Interest Margin

Following is a summary of the Company’s net interest margin for the past three years:

Components of Net Interest Margin

Year ended December 31,	2003	2002	2001
Yield on earning assets	7.04%	7.74%	9.28%
Rate paid on interest-bearing liabilities	2.38%	3.03%	4.55%
Net interest spread	4.66%	4.71%	4.74%
Impact of all other net noninterest-bearing funds	0.22%	0.29%	0.45%

Net interest margin (FTE)	4.88%	5.00%	5.19%

The Company’s aggressive reaction to declining market rates throughout 2001, 2002 and 2003 has allowed it to maintain a relatively stable net interest margin. While the Company was able to reduce the average rate paid on interest bearing liabilities at approximately the same rate or faster than the average yield on interest earning assets, and thus maintain its net interest spread, the positive impact of all other net noninterest bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested. In addition, while the Company has been able to maintain a relatively stable net interest margin throughout 2001, 2002 and 2003, it becomes increasingly more difficult to do so as interest rates are reduced further.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the past three years, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands):

	Year ended December 31, 2003
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans (3)	$276,218	$21,065	7.63%
Allowance for loan losses	(2,519)
Investment securities - taxable	44,776	1,565	3.50%
Investment securities - nontaxable	13,602	975	7.17%
Federal funds sold	3,729	43	1.15%

Total earning assets	$335,806	$23,648	7.04%
Other assets	43,095

Total assets	$378,901

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$119,536	$1,296	1.08%
Savings deposits	13,906	51	0.37%
Time deposits	125,413	3,637	2.90%
Federal funds purchased	15,944	196	1.23%
Other short-term borrowed funds	3,542	103	2.91%
Long-term debt	18,238	894	4.90%
Trust preferred securities	9,200	1,100	11.96%

Total interest-bearing liabilities	$305,779	$7,277	2.38%
Noninterest-bearing demand	48,248
Other liabilities	2,857
Shareholders’ equity	22,017

Total liabilities and shareholders’ equity	$378,901

Net interest spread (1)			4.66%
Net interest income and interest margin (2)		$16,371	4.88%

(1)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2002
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans (3)	$259,979	$21,065	8.10%
Allowance for loan losses	(2,347)
Investment securities - taxable	28,730	1,416	4.93%
Investment securities - nontaxable	10,098	767	7.60%
Federal funds sold	4,477	55	1.23%

Total earning assets	$300,937	$23,303	7.74%
Other assets	36,689

Total assets	$337,626

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,460	$1,780	1.66%
Savings deposits	12,798	90	0.70%
Time deposits	104,508	3,933	3.76%
Federal funds purchased	11,040	215	1.95%
Other short-term borrowed funds	12,082	351	2.91%
Long-term debt	15,478	805	5.20%
Trust preferred securities	9,200	1,092	11.87%

Total interest-bearing liabilities	$272,566	$8,266	3.03%
Noninterest-bearing demand	43,333
Other liabilities	2,418
Shareholders’ equity	19,309

Total liabilities and shareholders’ equity	$337,626

Net interest spread (1)			4.71%
Net interest income and interest margin (2)		$15,037	5.00%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2001
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans(3)	$210,866	$20,279	9.62%
Allowance for loan losses	(2,198)
Investment securities - taxable	20,306	1,197	5.89%
Investment securities - nontaxable	9,348	668	7.15%
Federal funds sold	515	27	5.24%

Total earning assets	$238,837	$22,171	9.28%
Other assets	26,699

Total assets	$265,536

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$85,527	$2,379	2.78%
Savings deposits	10,587	193	1.82%
Time deposits	82,001	4,747	5.79%
Federal funds purchased	5,788	252	4.35%
Other short-term borrowed funds	11,688	498	4.26%
Long-term debt	10,138	599	5.91%
Trust preferred securities	9,164	1,105	12.06%

Total interest-bearing liabilities	$214,893	$9,773	4.55%
Noninterest-bearing demand	35,200
Other liabilities	2,380
Shareholders’ equity	13,063

Total liabilities and shareholders’ equity	$265,536

Net interest spread (1)			4.74%
Net interest income and interest margin (2)		$12,398	5.19%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid

The following table sets forth a summary of the changes in the Company’s interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the past three years. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis (dollars in thousands):

	2003 over 2002			2002 over 2001
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$1,316	$(1,316)	$(0)	$4,723	$(3,937)	$786
Investment securities	1,057	(700)	357	551	(233)	318
Federal funds sold	(9)	(3)	(12)	208	(180)	28

Total	$2,364	$(2,019)	$345	$5,482	$(4,350)	$1,132

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	$199	$(683)	$(484)	$610	$(1,209)	$(599)
Savings deposits	8	(47)	(39)	40	(143)	(103)
Time deposits	787	(1,083)	(296)	1,303	(2,117)	(814)
Federal funds purchased	96	(115)	(19)	229	(266)	(37)
Other short-term borrowings	(248)	0	(248)	17	(164)	(147)
Long-term borrowings	144	(55)	89	316	(110)	206
Trust preferred securities	0	8	8	5	(18)	(13)

Total	$986	$(1,975)	$(989)	$2,519	$(4,026)	$(1,507)

Increase (decrease) in net interest income	$1,378	$(44)	$1,334	$2,963	$(324)	$2,639

Provision for Loan Losses

In 2003, the Company provided $2.2 million for loan losses compared to $1.2 million in 2002. Net loan charge-offs increased $768,000 (77.7%) to $1.8 million during 2003. Net charge-offs of commercial loans and construction real estate loans increased $218,000 (47.6%) and $284,000 (88.2%), respectively in 2003, while net charge-offs of residential real estate loans and consumer loans increased $427,000 (100%) and $12,000 (14.0%), respectively. The 2003 net charge-offs represented 0.64% of average loans outstanding versus 0.38% in 2002. Nonperforming loans were 0.45% of total loans at December 31, 2003 versus 1.40% at December 31, 2002. The ratio of allowance for loan losses to nonperforming loans was 220.2% at the end of 2003 versus 63.45% at the end of 2002.

In 2002, the Company provided $1.2 million for loan losses compared to $850,000 in 2001. Net loan charge-offs increased $353,000 (55.6%) to $988,000 during 2002. Net charge-offs of construction real estate loans increased $322,000 (100%). Net charge-offs of commercial loans increased $90,000 (24.5%) in 2002, while net charge-offs of commercial real estate loans decreased $53,000 (30.3%). The 2002 charge-offs represented 0.38% of average loans outstanding versus 0.30% in 2001. Nonperforming loans as a percentage of total loans were 1.40% and 0.08% at December 31, 2002 and 2001, respectively. The ratio of allowance for loan losses to nonperforming loans was 63.45% at the end of 2002 versus 1144.97% at the end of 2001.

Noninterest Income

The following table summarizes the Company’s noninterest income for the past three years (dollars in thousands):

Components of Noninterest Income

Year ended December 31,	2003	2002	2001
Service charges on deposit accounts	$1,397	1,233	852
ATM fees and interchange	358	339	270
Other service fees	169	131	97
Commissions on sale of nondeposit investment products	238	161	49
Gain on sale of loans	0	0	0
Increase in cash value of life insurance	250	243	254
Mortgage referral fees	988	710	691
Other noninterest income	171	38	56
Gain on sale of investments	54	33	25

Total noninterest income	$3,625	$2,888	$2,294

Noninterest income increased $737,000 (25.5%) to $3.6 million in 2003. The increase was mainly due to mortgage referral fees increasing $278,000 (39.2%).

Noninterest income increased $594,000 (25.9%) to $2.9 million in 2002. The increase was mainly due to Service charges on deposit accounts increasing $381,000 (44.7%).

Securities Transactions

During 2003, the Company realized gains of $54,000 on the sale of securities with market values of $6.8 million. In addition, during 2003, the Company received proceeds from maturities of securities totaling $15.8 million, purchased $48.4 worth of securities and received $13.6 million in paydowns on collateralized mortgage obligations and other securities.

During 2002 the Company realized net gains of $33,000 on sale of securities with market values of $2.9 million. In addition, during 2002, the Company received proceeds from maturities of securities totaling $1.7 million, purchased $33.2 million of securities and received $5.4 million in paydowns on collateralized mortgage obligations and other securities.

Noninterest Expense

Salaries and Benefits. Salary and benefit expenses increased $1.2 million (15.4%) to $9.2 million in 2003 compared to 2002. Base salaries increased $1.2 million (22.8%) to $6.6 million in 2003. The increase in base salaries was mainly due to the Bank expanding its administrative staff in order to better handle the growth in assets, branch locations and employees that the Bank has experienced in the last few years. These results are consistent with the Bank’s strategy of paying competitive salaries. Incentive and commission-related expenses increased $168,000 (23.3%) to $893,000 in 2003. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $408,000 (28.4%) to $1.8 million during 2003.

Salary and benefit expenses increased $1.8 million (29.3%) to $8.0 million in 2002 compared to 2001. Incentive and commission related salary expenses increased $131,000 (22.1%) to $724,000 in 2002. Base salaries and benefits increased $1.6 million (29.6%) to $7.1 million in 2002. The increase in base salaries of $1.3 million was mainly due to adding 28 full time equivalent employees, opening a new branch in 2002 and increasing administrative staff to better support the branches.

Other Noninterest Expenses. The following table summarizes the Company’s other noninterest expense for the past three years (dollars in thousands):

Components of Noninterest Expense

Year ended December 31,	2003	2002	2001
Equipment and data processing	$1,662	$1,547	$1,312
Occupancy	1,602	1,401	1,052
Professional fees	223	202	114
Telecommunications	226	220	175
Advertising	492	589	333
ATM network charges	319	214	161
Postage	138	132	118
Courier service	35	35	36
Operational losses	161	140	71
Assessments	86	80	90
Net other real estate owned expense	664	1	85
Other real estate owned—Heritage Place	564	661	5
Other	1,306	1,374	1,293

Total noninterest expense	$7,478	$6,596	$4,845

Other noninterest expenses increased $882,000 (13.4%) to $7.5 million from 2002 to in 2003. Writedown of other real estate owned (OREO) amounted to $361,000, loss on sale of OREO attributed $100,000 and other expenses related to OREO increased $203,000 in 2003. These three items accounted for 75.3% of the increase in noninterest expenses.

Other noninterest expense increased $1.7 million (36.1%) to $6.6 million in 2002. Expenses relating to Heritage Place increased $656,000 in 2002, which accounted for 38.6% of the increase in noninterest expenses. These expenses are described in more detail under Item 2—Description of Property. Occupancy expenses increased $349,000 in 2002, which accounted for 19.9% of the increase in noninterest expenses.

Provision for Taxes

The effective tax rate on income was (14.8%), 20.0% and 27.6% in 2003, 2002, and 2001, respectively. The effective tax rate was lower than the federal statutory tax rate due to tax-exempt income and non-taxable non-qualified employee retirement plan income. Tax-free income of $361,000, $284,000, and $227,000, respectively, from investment securities in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company’s key financial ratios for the past three years:

Year ended December 31,	2003	2002	2001
Return on average total assets	0.20%	0.43%	0.70%
Return on average shareholders’ equity	3.52%	7.46%	14.24%
Average shareholders’ equity to average assets	5.81%	5.72%	4.92%
Common shareholders’ dividend payout ratio	0.0%	0.0%	0.0%

Loans

The Company concentrates its lending activities in five principal lending areas: real estate-construction, real estate-commercial, real estate-residential, commercial and consumer. At December 31, 2003, these five categories accounted for approximately 21.9%, 45.1%, 18.4%, 12.1% and 2.5% of the Company’s loan portfolio, respectively, as compared to 26.7%, 37.5%, 21.2%, 12.1% and 2.5%, at December 31, 2002. The shift in the percentages was primarily due to construction loan demand decreasing and an increase in commercial real estate demand. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrower’s relationship with the Company and prevailing money market rates indicative of the Company’s cost of funds.

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

At December 31, 2003 loans totaled $285.6 million and was a 6.4% ($17.1 million) increase over the balances at the end of 2002. Demand for real estate-construction loans and real estate-commercial loans was strong throughout 2003. Demand for consumer loans and multi-family real estate loans was weak throughout 2003. Loan growth was weaker in 2003 but picked up in the last quarter as the economy started to slowly improve. The average loan-to-deposit ratio in 2003 was 89.9% compared to 96.9% in 2002.

At December 31, 2002 loans totaled $268.5 million and was a 14.6% ($34.2 million) increase over the balances at the end of 2001. Demand for real estate-construction loans and real estate-commercial loans was strong throughout 2002. Demand for consumer loans and multi-family real estate loans was weak throughout 2002. The average loan-to-deposit ratio in 2002 was 96.9% compared to 98.2% in 2001.

Loan Portfolio Composite

The following table shows the Company’s loan balances for the past three years:

December 31,	2003	2002	2001
	(dollars in thousands)
Real estate-construction	$62,879	$72,129	$62,060
Real estate-commercial	129,482	100,999	84,763
Real estate-residential	52,656	57,038	49,749
Commercial	34,733	32,703	32,130
Consumer	7,056	6,783	6,549

Total loans	$286,806	$269,652	$235,251
Less unearned Income	(1,174)	(1,104)	(950)

Loans	$285,632	$268,548	$234,301

Nonperforming Assets

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The reclassification of loans as nonaccrual does not necessarily reflect management’s judgment as to whether they are collectible.

Interest income on nonaccrual loans, which would have been recognized during the year, ended December 31, 2003, if all such loans had been current in accordance with their original terms, totaled $85,000. No interest income was actually recognized on these loans in 2003.

The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as other real estate owned (“OREO”) or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

	December 31, 2003			December 31, 2002
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
	(dollars in thousands)
Performing nonaccrual loans	$337	$0	$337	$0	$0	$0
Nonperforming, nonaccrual loans	948	0	948	3,737	0	3,737

Total nonaccrual loans	1,285	0	1,285	3,737	0	3,737
Loans 90 days past due and still accruing	19	0	19	36	0	36
Total nonperforming loans	1,304	0	1,304	3,773	0	3,773
Other real estate owned	1,543	0	1,543	0	0	0
Foreclosed assets	614	0	614	76	0	76

Total nonperforming loans and OREO	$3,416	$0	$3,416	$3,849	$0	$3,849

Nonperforming loans to total loans			0.5%			1.4%
Allowance for loan losses/nonperforming loans			220.2%			63.5%
Nonperforming assets to total assets			0.9%			1.0%
Allowance for loan losses to nonperforming assets			84.1%			62.2%

	December 31, 2001
	Gross	Guaranteed	Net
	(dollars in thousands)
Performing nonaccrual loans	$0	$0	$0
Nonperforming, nonaccrual loans	189	0	189

Total nonaccrual loans	$189	$0	$189
Loans 90 days past due and still accruing	0	0	0

Total nonperforming loans	$189	$0	$189
Other real estate owned	21	0	21
Foreclosed assets	57	0	57

Total nonperforming loans and OREO	$267	$0	$267

Nonperforming loans to total loans			0.1%
Allowance for loan losses/nonperforming loans			1147%
Nonperforming assets to total assets			0.09%
Allowance for loan losses to nonperforming assets			810%

During 2003, nonperforming assets net of government guarantees decreased $926,000 (24.1%) to a total of $2.9 million. Nonperforming loans net of government guarantees decreased $2.5 million (65.4%) to $1.3 million, and other real estate owned (OREO) increased $1.5 million to $1.5 million during 2003. The ratio of nonperforming loans to total loans at December 31, 2003 was 0.5% versus 1.4% at the end of 2002. Classifications of nonperforming loans as a percent of the total at the end of 2003 were as follows: secured by real estate construction, 34.8%; real estate residential, 33.6%; commercial loans, 30.3%; and consumer loans, 1.3%.

During 2002, nonperforming assets net of government guarantees increased $3.6 million (1341.6%) to $3.8 million. Nonperforming loans increased $3.6 million (1896.3%) to $3.8 million, and other real estate owned (OREO) decreased $21,000 (100%) to $0 during 2002. The ratio of nonperforming loans to total loans at December 31, 2002 was 1.4% versus 0.1% at the end of 2001. The increase in the ratio of nonperforming loans to total loans was due in part to $3.3 million in real estate construction loans transferred to non accrual. Classifications of nonperforming loans as a percent of the total at the end of 2002 were as follows: secured by real estate construction, 87.3%; real estate residential, 4.6%; commercial loans, 7.9%; and consumer loans, 0.2%.

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company’s loan portfolio. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for probable losses inherent in its loan portfolio. Based on an evaluation of the loan portfolio, management presents a review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations for adjustments to the allowance. In making its evaluation, management considers factors such as the Company’s historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the Company’s internal loan review process and other relevant factors. Charge-offs occur when management deems that loans are uncollectible in whole or in part.

The Company follows a loan review program whereby each loan is graded and assigned a risk grade. The Company subsequently regrades each loan if necessary when new information becomes available. The grading procedure is based on six classifications, ranging from Grade 1, representing no significant risk, up to Grade 6, representing an anticipated 100% loss. Grading guidelines can be influenced by many factors, including the quality of the collateral and evaluation of key financial information of the borrower.

The Company maintains a classified loan list, which includes Grade 3 through Grade 6 loans for the purpose of monitoring its loan portfolio and measuring its risk. Classified loans require more frequent monitoring than non-classified loans. Grades 1 and 2 loans are not included on the classified loan list. Grade 3 loans are designated as “specially mentioned.” While “specially mentioned” loans do not have all the characteristics of “substandard” or “doubtful” loans, they include sufficient weakness to warrant special attention. Loans graded as Grade 4 “substandard” loans are characterized by the borrower’s likely inability to meet present payment terms, increased operating losses or reduced cash flows. Grade 5 “doubtful” loans are similar to substandard loans but have deficient collateral. Grade 6 “loss” loans are loans in the process of being charged-off.

Historically, the Company used that grading process to determine the specific allowance for loan losses for classified loans. However, in 2001 the Company revised its loan losses allocation methodology in order to bring its reserve practices more in line with the regulatory guidance in the Federal Financial Institutions Examinations Council (FFIEC) Interagency Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation dated July 2, 2001 (the “Policy Statement”). The Policy Statement encourages specific reserves for “impaired loans” as set forth in FAS 114 and reasonable loss estimates for the remainder of the portfolio in accordance with FAS 5.

Under the revised methodology, the allowance for loan losses for classified loans is based on specific reserves that are determined by estimating loss exposure on Grade 3-6 loans. Loss estimates are typically determined by comparing loan balances with collateral valuations, adjusted for factors such as holding costs and selling expenses. The allowance for loan losses for non-classified loans are determined by a formula-based reserve allocation broken down by product line and based on the perceived risk inherent in a given product type. For example, consumer loans are allocated a 1.5% allowance, real estate loans are allocated an allowance between 0.4% and 1.25% and commercial loans are allocated an allowance of 1.25%.

The allowance for loan losses to total loans at December 31, 2003 was 1.01% versus 0.89% at the end of 2002. At December 31, 2001, the allowance for loan losses to total loans was 0.92%.

Based on the current conditions of the loan portfolio, management believes that the $2.9 million allowance for loan losses at December 31, 2003 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

	December 31,
	2003	2002	2001
	(dollars in thousands)
Balance, beginning of year	$2,394	$2,164	$1,949
Provision charged to operations	2,234	1,218	850
Loans charged off:
Real estate-construction	640	322	0
Real estate-commercial	0	122	175
Real estate-residential	435	0	8
Commercial	705	472	372
Consumer	144	105	94

Total loans charged-off	$1,924	$1,021	$649

Recoveries:
Real estate-construction	34	0	0
Real estate-commercial	51	0	0
Real estate-residential	8	0	0
Commercial	29	14	4
Consumer	46	19	10

Total recoveries	168	33	14

Net loans charged-off	1,756	988	635

Balance, year end	$2,872	$2,394	$2,164

Average total loans	$276,218	$259,979	$210,866

Ratios:
Net charge-offs during period to average loans outstanding during period	0.64%	0.38%	0.30%
Provision for loan losses to average loans outstanding	0.81%	0.47%	0.04%
Allowance to loans at year end	1.01%	0.89%	0.92%

The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002		December 31, 2001
			(dollars in thousands)
		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
Balance at end of period applicable to:
Real estate-construction	$591	21.9%	$611	26.7%	$462	26.4%
Real estate-commercial	682	45.1%	526	37.5%	707	36.0%
Real estate-residential	623	18.4%	227	21.2%	237	21.1%
Commercial	854	12.1%	914	12.1%	611	13.7%
Consumer	122	2.5%	116	2.5%	147	2.8%

	$2,872	100.0%	$2,394	100.0%	$2,164	100.0%

Other Real Estate Owned

The December 31, 2003 balance of other real estate owned (OREO) was $9.7 million versus $8.0 at December 31, 2002, of which $8.2 million and $8.0 million, respectively, reflected the Company’s ownership of Heritage Place. Heritage Place is discussed under Item 2 (Description of Property) of this report. The Company disposed of properties with a value of $4.4 million in 2003. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Deposits

Deposits at December 31, 2003 were down $19.6 million (6.1%) from the 2002 year-end balances to $303.5 million. The Bank has $5 million in State of Colorado funds in time deposits at December 31, 2003, down from $10.8 million at December 31, 2002. The process of getting State of Colorado funds is to place a bid for funds at the rate the State determines and then to be awarded the funds by the State. The State awards the funds based on its liquidity needs and the amount of the bid by the institution. Demand non-interest bearing deposits increased $4.2 million (8.6%) in 2003 to $53.6 million. Time deposits of $100,000 and over decreased $13.9 million (19.8%) from 2003 to $56.4 million. Time deposits under $100,000 decreased by $16.7 million (22.5%) from December 31, 2002 to $57.4 million. Demand interest-bearing deposits increased $6.7 million (5.8%) in 2003 to $121.9 million.

Deposits at December 31, 2002 were up $80.8 million (33.3%) to $323.1 million over 2001 year-end balances. The Bank had $10.8 million in State of Colorado funds in time deposits at December 31, 2002 up from $3.1 million at December 31, 2001. Demand non-interest bearing deposits increased $8.1 million (19.8%) in 2002 to $49.4 million. Time deposits of $100,000 and over increased $25.0 million (55.0%) in 2002 to $70.3 million. Time deposits under $100,000 increased by $33.6 million (83.1%) in 2002 to $74.1 million. Demand interest-bearing deposits increased $12.4 million (12.1%) in 2002 to $115.2 million.

Long-Term Debt

During 2003, the Company repaid $1.6 million of long-term debt. In 2002, the Company made principal payments of $383,000 on long-term debt obligations. See Note 8 to the consolidated financial statements incorporated at Item 7 of this report.

Equity

See Note 12 and Note 14 in the financial statements at Item 7 of this report for a discussion of shareholder’s equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the preferred dividend requirements of the Company’s preferred stock and meet the future risk-based capital requirements of the Company.

Market Risk Management

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

The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are reviewed by ALCO quarterly and are used to guide ALCO’s asset liability strategy. ALCO guidelines approved by the Company’s Board of Directors generally limit the estimated change in net interest margin over the succeeding 12 months. In the event the change exceeds 25 basis points of the forecasted net interest margin given a 200 basis points change in interest rates, the Board will increase its scrutiny and may change its strategy if necessary. At December 31, 2003, the estimated effect of an immediate 200 basis point increase in rate was a decrease in forecasted net interest margin for 12 months of 25 basis points, which would result in a decrease in net interest income of $883,000. The estimated effect of an immediate 200 basis point decrease in rate was a decrease in forecasted net interest margin for 12 months of 17 basis points, which would result in a decrease in net interest income of $614,000.

The following table summarizes the Company’s interest rate sensitivity analysis at December 31, 2003:

	Volumes Subject to Repricing Within
		Over
		three	Over one
	Three	months	year
	months	through	through	Over
	or less	one year	five years	five years	Total
		(Dollars in thousands)
Interest-earning assets:
Federal Funds sold	$0	$0	$0	$0	$0
Investment securities	3,597	359	8,235	48,444	60,635
Loans	91,239	55,788	113,576	26,203	286,806

Total interest-earning assets	$94,836	$56,147	$121,811	$74,647	$347,441
Interest-bearing liabilities:
Deposits
Demand, interest-bearing	121,904	0	0	0	121,904
Savings	14,160	0	0	0	14,160
Certificates of deposit	47,586	53,828	12,426	0	113,840
Federal Funds purchased	41,075	0	0	0	41,075
Other short-term borrowings	0	0	0	0	0
Long-term debt	2,500	2,600	5,740	6,141	16,981
Trust preferred securities	0	0	0	9,200	9,200
Total interest-bearing liabilities	$227,225	$56,428	$18,166	15,341	317,160
Interest rate gap	(132,389)	(281)	103,645	59,306	30,281

Cumulative period gap	$(132,389)	$(132,670)	$(29,025)	$(30,281)

Cumulative period gap to total assets	(33.28)%	(33.35)%	(7.30)%	7.61%

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

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $34.3 million in 2003. Loan originations and principal collections were responsible for the major use of funds in this category ($21.6 million) whereas net activity on securities accounted for $12.1 million.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2003, financing activities provided funds totaling $10.0 million. Internal deposits decreased to ($19.6 million) in 2003. The Company also had available correspondent banking lines of credit totaling $9.4 million at year-end.

In addition, at December 31, 2003, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank of up to $4.6 million. As of December 31, 2003, the Company had $17.0 million of long-term debt and other borrowings as described in Note 8 of the consolidated financial statements of the Company and the related notes at Item 7 of this report. The Company has also issued additional shares of its 2000 Series B Preferred Stock and common stock from time to time in the past three years in order to expand liquidity to meet the demands of asset and loan growth. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2003, operating activities provided cash of $4.0 million.

The Company classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $77.0 million at December 31, 2003, which was 19.4% of total assets at that time. This was down from $86.7 million and 22.4% at the end of 2002.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
	2003	2002	2001
	(dollars in thousands)
Time remaining until maturity:
Less than 3 months	$10,015	$12,003	$7,669
3 months to 6 months	13,053	22,480	20,790
6 months to 12 months	26,556	19,662	11,173
More than 12 months	6,779	16,144	5,707

Total	$56,403	$70,289	$45,339

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans at December 31, 2003:

Loan Maturities - December 31, 2003

		After One
	Within	But Within	After 5
	One Year	5 Years	Years	Total
		(dollars in thousands)
Loans with predetermined interest rates:
Real estate-construction	$6,722	$2,854	$146	$9,722
Real estate-commercial	6,847	54,197	13,090	74,134
Real estate-residential	3,998	6,175	4,927	15,100
Commercial	2,558	3,882	995	7,435
Consumer	2,331	4,291	434	7,056

	$22,456	$71,399	$19,592	$113,447

Loans with floating interest rates:
Real estate-construction	$50,317	$2,612	$228	$53,157
Real estate-commercial	8,908	35,818	10,622	55,348
Real estate-residential	8,417	28,957	182	37,556
Commercial	16,990	9,253	1,055	27,298
Consumer	0	0	0	0

	$84,632	$76,640	$12,087	$173,359

Total loans	$107,088	$148,039	$31,679	$286,806

The maturity distribution and yields of the investment portfolio is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2003, the Company had no held-to-maturity securities.

Securities Maturities and Weighted Average Tax Equivalent Yields - December 31, 2003

			After One Year		After 5 Years
	Within		but Through		but Through		After 10
	One Year		5 Years		10 Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Securities Available-for-Sale
US Treasury securities and obligations of U.S. government corporations and agencies	$0	0%	$782	6.05%	$2,490	4.53%	$11,396	3.7%	$14,668	3.97%
Obligations of states and political subdivisions	50	6.97%	783	7.02%	5,279	5.22%	10,010	5.89%	16,122	5.73%
Mortgage-backed securities	0	0%	1,592	4.06%	2,623	3.9%	24,885	4.05%	29,100	4.03%
Corporate securities	0	0%	0	0%	0	0%	2,000	4.33%	2,000	4.33%
Total securities available-for-sale	50	6.97%	3,157	5.29%	10,392	4.72%	48,291	4.36%	61,891	4.47%
Other securities	0	0%	0	0%	0	0%	316	5.23%	316	5.23%

Total investment securities	$50	6.97%	$3,157	5.29%	$10,392	4.72%	$48,607	4.37%	$62,206	4.47%

The principal cash requirements of the Company are dividends on its preferred stock and Trust Preferred Securities when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.

Off-Balance Sheet Items

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $49.0 million at December 31, 2003, from $47.5 million at December 31, 2002. The commitments represent 17.3% of the total loans outstanding at year-end 2003 versus 17.8% at December 31, 2002.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2003:

		Less than	1-3	3-5	More than
	Total	one year	years	years	5 years
		(dollars in thousands)
Long-term debt: FHLB advances	$16,981	$5,100	$3,565	$2,175	$6,141
Operating lease obligations	1,682	548	578	327	229
Other long-term liabilities: trust preferred securities	9,200	0	0	0	9,200

Total contractual obligations	$27,863	$5,648	$4,143	$2,502	$15,570

ITEM 7. FINANCIAL STATEMENTS

Financial Statements and related supplementary data may be found beginning at page F-1 of this report and are incorporated herein by reference:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 17, 2003, the Company dismissed Fortner, Bayens, Levkuvich & Co., P.C. (“Fortner”) as its independent certified public accountants as a result of Fortner’s decision not to register with the Public Company Accounting Oversight Board.

The change of independent accountants was recommended and approved by the Company’s Audit Committee and such approval was ratified by the Company’s Board of Directors on November 17, 2003.

Fortner’s reports on the Company’s financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and through November 17, 2003, there were no disagreements with Fortner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Fortner’s satisfaction, would have caused them to make reference thereto in connection with their reports on the Company’s financial statements.

During 2001, 2002 and through November 17, 2003, there were no reportable events as defined in Item 304(a)(1)(iv)(6) of Regulation S-B.

The Company provided Fortner with a copy of the foregoing disclosures and requested that Fortner review such disclosures and provide a letter addressed to the Securities and Exchange Commission stating whether they agree with such statements. Fortner’s letter in response to such request is incorporated by reference from the Company’s Form 8-K dated November 17, 2003.

On November 17, 2003, the Company engaged, based upon the recommendation of its Audit Committee, McGladrey & Pullen, LLP (“McGladrey”) as its principal accountant to audit the Company’s financial statements for the year ended December 31, 2003.

During 2001, 2002 and through November 17, 2003, the Company had not consulted with McGladrey regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s principal executive officer, William A. Mitchell, Jr., and principal financial officer, Alice M. Bier, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s executive officers and directors and the executive officers and directors of the Bank:

		Position with Front
Name	Age	Range Capital Corporation	Position with Heritage Bank
William A. Mitchell, Jr.	44	Chairman of the Board; President	Director, Chief Executive Officer
			and President
Claudia A. Beauprez	54	Director; Secretary and Treasurer	Chairwoman of the Board
Victor Fruehauf	67	Director	Director
Larry W. Gibson	63	—	Director; Senior Vice President
William G. Hofgard	72	Director	Director
W. Bruce Joss	54	Director	Director, Secretary
Edwin S. Kanemoto	54	Director	Director

		Position with Front
Name	Age	Range Capital Corporation	Position with Heritage Bank
Robert W. Lathrop	64	Director	Director
Alice M. Bier	50	Chief Financial Officer	Chief Operating Officer, Assistant
			Secretary
Robert L. Davis, Jr.	47	—	Executive Vice President—Branch
			Administration

The Company’s Articles of Incorporation, as amended, authorize up to 25 directors. The seven directors that serve on the Company’s Board of Directors also comprise the Board of Directors of the Bank, except that Mr. Gibson also serves on the Bank’s Board of Directors. Each of the Company’s and the Bank’s executive officers serves at the discretion of the respective Board of Directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the Board of Directors and hold office until their successors are appointed or until their resignation or removal.

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

Effective March 2003, Donald E. Imel retired from the Board of Directors of both the Company and the Bank. Mr. Imel had served as a director of both the Company and the Bank, or its predecessors, since 1987, serving as Chairman of the Board of the Company from 1987 to 1993. Effective May 2003, William L. Armstrong III resigned from the Board of Directors of both the Company and the Bank to pursue other interests.

William A. Mitchell, Jr. is the Chairman and President of the Company and a director, President and Chief Executive Officer of the Bank. Prior to his election to these positions, he was Vice President of the Company and Executive Vice President of the Bank. Prior to joining the Bank, Mr. Mitchell served as President and a director of First Community Industrial Bank, a Washington Mutual company in Denver, managing a $275 million banking organization with 11 branch locations in three states. In addition, he supervised a $200 million home equity company based in California for Washington Mutual. Prior to that, he worked for six years as a branch manager for Chrysler First Financial Services in Colorado where he managed a $50 million branch consumer finance institution. Mr. Mitchell serves as a director of the Colorado State Banking Board, Chairman of the Independent Bankers of Colorado and a director of Bankers’ Bank of the West. He also serves as a director of the Boulder Adopt a School program and as a trustee of the Boy Scouts of America, Longs Peak Council.

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

Victor Fruehauf has been a director of the Company since 1995 and a director of the Bank since 1994. He is the Chairman of the Board and a director of Fruehauf Plant and Garden Center, a privately-owned company in Boulder, Colorado that sells plants, flowers, giftware, outdoor furniture, nursery stock and other related products. Mr. Fruehauf also is the general partner of a family limited partnership that developed, owns and operates a small shopping mall in Boulder, Colorado. Prior to his experience with Fruehauf Plant and Garden Center, Mr. Fruehauf served in various personnel and labor relations capacities with Dow Chemical Company. He previously served for seven years on the board of directors of Colorado National Bank — Boulder. Four of those years, he served as Chairman of the Board of the East Boulder Branch of Colorado National Bank.

Larry W. Gibson has been a director of the Bank since 1992 and served as a director of the Company from 1992 until March 2004. He served as Vice President of the Bank from 1990 to 1997 and currently serves as Senior Vice President. Mr. Gibson has served in lending officer positions at various financial institutions for more than 30 years.

William G. Hofgard has been a director of the Company since 1995 and a director of the Bank since 1994. For over forty years, he has been Chairman of the Board of Hofgard & Company, Inc., a privately owned employee benefits insurance brokerage firm in Boulder, Colorado. He also served as President of Hofgard & Company, Inc. for over 25 years until 1997. Mr. Hofgard is a chartered life underwriter and a chartered financial consultant.

W. Bruce Joss has been a director of the Company and the Bank since 1991. He is a stockholder in the Louisville law firm of Rautenstraus and Joss, P.C., specializing in commercial law. He has maintained a private law practice since 1974 and has previously served as Louisville City Attorney and Prosecutor. Mr. Joss previously served as a director of Affiliated First National Bank of Louisville. Mr. Joss’ law firm currently serves as legal counsel for the Company and the Bank. Mr. Joss was appointed municipal judge of the City of Louisville in 2003.

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

Alice M. Bier became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for 15 years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Ms. Bier has worked in the banking industry since 1971. Ms. Bier has been an active member in several community organizations, including Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers’ Network, is President of the board of directors of HospiceCare of Boulder and Broomfield Counties and Immediate Past President of Coal Creek Rotary Club.

Robert L. Davis, Jr. has served as Executive Vice President—Branch Administration of the Bank since June 2002. His primary duties include administration of the Bank’s lending function, overall branch performance and community involvement for its 12 branch offices. From 1998 to June 2002 he was President of the Bank’s Lafayette Region. He has served as a director for Flatirons Habitat for Humanity and the Boulder Valley YMCA.

a. Operation of the Board of Directors and Board Committees

In March 2004 the Board affirmatively determined that Mr. Lathrop, Mr. Hofgard, Mr. Fruehauf and Mr. Kanemoto are each independent under the new listing standards of the American Stock Exchange (“AMEX”) and that a majority of its seven directors are independent as required by AMEX rules.

The Board met seven times in 2003 and each director, except for Mr. Fruehauf who attended 57% of the meetings, attended at least 75% of the meetings of the Board and Board committees on which they served. Although the Company has no formal policy, it encourages all Board members to attend the annual shareholders meeting. In 2003 all directors attended the annual shareholders meeting except Mr. Hofgard.

The Board of Directors of the Company has established an Audit Committee that operates under a written charter, a copy of which is attached as an exhibit to this report. The purpose of the Company’s Audit Committee is to review and coordinate the audit conducted by the Company’s independent auditors and matters relating to internal control systems. In performing this function, the Audit Committee reviews reports from the independent auditors and meets separately with representatives of senior management. The Bank’s Audit Committee is comprised of Mr. Lathrop (Chairman), Mr. Hofgard and Mr. Kanemoto. The Company has affirmatively determined that each member of the Audit Committee is independent under AMEX Rule 121A and is financially literate. The Board has determined that the Audit Committee does not have an Audit Committee financial expert as defined by AMEX Rule 121B(2)(a)(ii) and Item 401(b) of SEC Regulation S-B because no Board members meet those specific qualifications. The committee meets on a quarterly basis.

The Compensation Committee has the limited role of making recommendations to the Board of Directors with respect to the compensation of the Company’s executive officers. It does not operate under a written charter. The Compensation Committee is comprised of Mr. Fruehauf (Chairman) and Mr. Lathrop. The independent directors meeting in executive session determine the compensation for the Company’s chief executive officer.

The Company does not have a Nominating Committee. Nominations to the Board of Directors are determined by the entire Board of Directors. The Board has not established any specific standards for directors. However, the Board may identify certain skills or attributes as being particularly desirable for specific director nominees in order to complement the existing Board composition. To date the Board has identified and evaluated nominees based on several factors, including (i) referrals from management and existing directors, (ii) business or banking experience, (iii) education and (iv) professional reputation. We do not consider nominees recommended by shareholders because we believe that the Board can identify appropriate candidates.

b.	Code of Ethics and Code of Business Conduct

The Company has adopted a code of business conduct that applies to all officers, directors and employees and a code of ethics that applies to principal executive officers and senior financial officers. Copies of both codes are attached as exhibits to this report and copies are available without charge, upon request, to Alice Bier at Front Range Capital Corporation, 1020 Century Drive, Suite 202, Louisville, Colorado 80027.

c.	Indemnification, Insurance and Limitation of Liability

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

The Company has also provided for the limitation of personal liability of any director for breach of fiduciary duty unless the director:

•	breaches his duty of loyalty;

•	engages in intentional misconduct or knowing violation of law;

•	votes for a distribution in violation of Colorado law if the director did not perform his or her duties in compliance with Colorado law; or

•	engages in any transaction from which the director directly or indirectly derives an improper personal benefit.

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

d.	Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee is an officer, former officer or employee of the Company or the Bank. None of the Company’s executive officers has any interlocking relationship with any other for-profit entity during 2003.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes information concerning compensation received by the President/CEO and other executive officers who earned more than $100,000 in salary and bonuses for 2003. The Company does not have any plan which awards restricted stock awards, stock appreciation rights, long-term incentive plans or other forms of long-term compensation.

		Annual Compensation(1)
				All Other
	Year	Salary	Bonus(2)	Compensation(3)
William A. Mitchell, Jr.,	2003	$152,640	$25,312	$25,154
President/CEO of the Company	2002	119,728	35,054	13,141
and the Bank	2001	101,754	30,000	12,412
Alice M. Bier,	2003	119,017	15,863	26,437
Chief Financial Officer of the Company,	2002	107,344	28,710	15,596
Chief Operating Officer of the Bank	2001	100,976	30,000	10,545
Robert L. Davis, Jr.,	2003	111,905	14,850	18,373
Executive Vice President—Branch	2002	93,145	21,848	9,225
Administration of the Bank	2001	82,202	15,549	6,212
Mark J. Martinez, Executive Vice President—	2003	117,053	15,525	1,845
Corporate Services of the Bank(4)	2002	53,656	14,355	—

(1)	The named executive officers also received personal benefits from the Company and the Bank in the form of payments for premiums for health insurance, life insurance, long-term disability insurance, dental insurance and use of company-owned automobiles. The total amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonuses reported for each of the named executive officers.

(2)	Bonus shown for year earned and paid in the following year.

(3)	Includes Company contributions to the 401-k, the Indexed Salary Continuation Plan and the reportable income representing the economic value of the Split Dollar Life Insurance Plan for each executive.

(4)	Mr. Martinez resigned from the Bank effective February 27, 2004.

a.	401(k) Stock Option Plans

The Company does not have any stock option plans for any of its officers, directors or other employees at this time, although management may consider submitting such a plan to a vote of the shareholders in the future.

b.	Benefit Plan

In 1995, the Bank established a contributory pension benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. A participating employee may contribute up to 25% of total compensation up to the legal maximum in a given year and may make rollover contributions from other qualified plans. The Bank matches its employees’ contributions up to 3% of such employee’s total compensation. The benefit plan includes a “safe harbor” which allows the Bank to make a voluntary contribution of up to 3% of eligible employees’ compensation, even if the employee does not also make a contribution. Benefits are payable upon retirement and participants are subject to vesting requirements. The Bank contributed $180,000 and $112,000 into the plan in 2003 and 2002, respectively.

c.	Retirement Plans

The Bank established an Executive Retirement Plan, an Indexed Salary Continuation Plan and a split Dollar Life Insurance Plan for certain executive officers who are selected to participate by a committee whose sole function is to select those officers to be given the opportunity to become participants under any of the plans.

Executive Retirement Plan. The Bank maintains an Executive Retirement Plan for certain current and former executive officers. Pursuant to the retirement plan participants will receive monthly benefits for 180 months following retirement if such benefits are fully vested. Benefits fully vest after ten or fifteen years of service. There are currently six participants in the retirement plan. None of the named executive officers are participants in this plan.

Indexed Salary Continuation Plan and Split Dollar Life Insurance Plan. The Bank established an Indexed Salary Continuation Plan in 1998 (“Index Plan”). The Index Plan provides supplemental retirement benefits to certain of the Bank’s executive officers and other key employees. Participants are fully vested at age 65. Pursuant to the terms of the Index Plan and a related Split Dollar Life Insurance Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten or fifteen year period following such person’s retirement from the Bank. All of the named executive officers are participants in the Index Plan. At March 20, 2004, they had accrued approximately the following years of service under the plan: Mr. Mitchell—5.5 years; Ms. Bier—8 years; and Mr. Davis—9.5 years.

d.	Executive Agreements

Neither the Company nor the Bank has entered into any employment or change-in-control agreements with any of its respective executive officers or directors.

e.	Director Compensation

In 2003 directors of the Bank who are not also executive officers of the Bank received $1,000 per month for their service on the Board, whether or not they attended Board meetings. No additional compensation is paid for serving on a committee. Directors of the Bank who are also Bank officers receive no additional compensation for their role as directors. Certain directors also received payments from the Company as described under Item 12 of this report. Each director also was covered by directors’ and officers’ liability insurance as described above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company does not have any compensation plans under which the Company’s equity securities are authorized for issuance.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 20, 2004, by (1) each of the Company’s directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the Common Stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares and the address of each shareholder is the same as the Company’s address. There are no arrangements upon which operation at a subsequent date would result in a change of control of the Company or the Bank.

Common Stock Ownership

			Percentage of
	Number of shares		common stock
Beneficial Owners	beneficially owned		outstanding(1)
5% Holders
Robert L. and Claudia A. Beauprez	424,836	(2)	22.38%
Financial Stocks Capital Partnership II L.P. 441 Vine Street, Suite 507 Cincinnati, OH 45202	222,225		11.77%
Donald Imel	109,960	(3)	5.79%
Directors and Executive Officers
Alice M. Bier	1,500		*
Robert L. Davis, Jr.	4,078	(4)	*
Victor Fruehauf	20,000		1.05%
Larry W. Gibson	25,260	(5)	1.33%
William G. Hofgard	35,000	(6)	1.84%
W. Bruce Joss	6,000	(7)	*
Edwin S. Kanemoto	4,200	(8)	*
Robert W. Lathrop	6,400	(9)	*
William A. Mitchell, Jr.	20,050	(10)	1.06%
Directors and executive officers as a group (10 persons)	547,324		28.12%

* Indicates ownership which does not exceed 1.0%.

(1)	The percentage beneficially owned was calculated based on 1,887,369 shares of common stock and 10,500 shares of convertible preferred stock outstanding. With respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently outstanding 5,000 shares of 1987 series A preferred stock and 5,500 shares of 1988 Series A Preferred Stock that are convertible into common stock on a one-to-one basis.

(2)	Includes 270,913 shares of common stock and 4,416 shares of preferred stock convertible into common stock on a one-to-one basis held jointly by Mr. and Mrs. Beauprez, 145,742 shares owned solely by Mr. Beauprez to which Mrs. Beauprez disclaims any beneficial ownership, and 3,765 shares owned solely by Mrs. Beauprez to which Mr. Beauprez disclaims any beneficial ownership. Mrs. Beauprez is a director of the Company.

(3)	Includes 6,500 shares held of record by the Imel Family LLC of which Mr. Imel is a principal and 4,417 shares of preferred stock convertible into common stock on a one-to-one basis.

(4)	Includes 3,078 shares held by First Trust Corp. as IRA custodian for the benefit of Mr. Davis.

(5)	Held by A.G. Edwards as IRA custodian for the benefit of Mr. Gibson.

(6)	Includes 16,667 shares held by Resources Trust Co. for the benefit of Mr. Hofgard.

(7)	Includes 5,500 shares held jointly by Mr. Joss and his wife and 500 shares held solely by Mrs. Joss.

(8)	Includes 1,332 shares held by Edward D. Jones as custodian for the benefit of Mr. Kanemoto, 668 shares held solely by Mr. Kanemoto and 2,200 shares held jointly by Mr. Kanemoto and his wife.

(9)	Includes 3,000 shares held by Edward D. Jones as IRA custodian for the benefit of Mr. Lathrop, 1,000 shares held by Edward D. Jones as custodian for the benefit of Mr. Lathrop’s wife, and 2,400 shares held solely by Mr. Lathrop.

(10)	Includes 6,500 shares held jointly by Mr. Mitchell and his wife, 13,450 shares held by Resources Trust Co. for the benefit of Mr. Mitchell and 100 shares held by Mr. and Mrs. Mitchell for the benefit of their minor daughter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank leases the Pearl Street branch in Boulder from Fruehauf Investments, Ltd., in which Mr. Fruehauf is a principal. The lease is for a ten-year term beginning on October 1, 1994, with one five-year extension option. In 2003 the Bank paid $123,000 to Fruehauf Investments for rent. The monthly rent for the year 2004 is $128,000, subject to annual increases.

The Company employs the law firm of Rautenstraus and Joss, P.C. from time to time. Mr. Joss is a principal of Rautenstraus and Joss, P.C. In 2003, the Company paid a total of $133,000 in fees to Rautenstraus and Joss, P.C.

Further, some of the Company’s directors, executive officers and shareholders who own 5% or more of the Company’s Common Stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are occasionally the Bank’s customers. During 2003, the Bank made loans in the ordinary course of business to the directors, executive officers and principal shareholders and their associates. At December 31, 2003, these loans aggregated approximately $292,000. It is the policy of the Company and the Bank that if such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features. The loans noted in this paragraph were made on substantially those terms. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. The Company and the Bank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.	Exhibits.

The following documents are included or incorporated by reference in this annual report on Form 10-KSB, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

Exhibit No.	Description
4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8*	Indexed Salary Continuation Plan of Heritage Bank

10.9*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2	Code of Business Conduct

24.1	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Charter of the Audit Committee of Front Range Capital Corporation

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

b.	Reports on Form 8-K.

During the quarter ended December 31, 2003, the Company filed a current report on Form 8-K dated November 17, 2003, describing the change in accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Accountants

Effective November 17, 2003, the Board of Directors, on recommendation of the Audit Committee, dismissed the Company’s independent accountants, Fortner, Bayens, Levkuvich & Co., P.C. (“Fortner”) as a result of Fortner’s decision not to register with the Public Company Accounting Oversight Board. Also effective November 17, 2003, the Audit Committee appointed McGladrey & Pullen, LLP as the Company’s principal accountant to audit the Company’s financial statements for the year ending December 31, 2003. The Audit Committee also selected McGladrey & Pullen as the Company’s independent accountant for 2004.

During the years ended December 31, 2002 and 2001, and the following interim period through November 17, 2003, there were no disagreements between the Company and Fortner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Fortner’s satisfaction, would have caused Fortner to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

During the years ended December 31, 2002 and 2001, and the following interim period through November 17, 2003, the Company did not consult with Fortner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B. Also, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-B occurred within the years ended December 31, 2002 and 2001 or within the following interim period through November 17, 2003.

The audit reports of Fortner on the consolidated financial statements of the Company as of and for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested Fortner to furnish a letter addressed to the Securities and Exchange Commission stating whether they agreed with the above statements. A copy of that letter was filed with a Form 8-K on November 17, 2003.

Fees

The following table shows the fees for professional services provided by McGladrey & Pullen, LLP and its associated entity, RSM McGladrey Inc., for 2003.

2003
Audit fees(1)	$53,000
Audit-related fees	0
Tax fees(2)	8,000
All other fees	0
Total	$61,000

(1) For auditing our annual consolidated financial statements.

(2) For tax compliance, tax advice and planning.

Any fees payable to McGladrey & Pullen, LLP for audit services must be pre-approved. The charter of the Audit Committee provides that the committee approves all auditing services and non-audit services (other than de minimus non-audit services). The committee then communicates its approval to management. All audit and non-audit services performed by McGladrey & Pullen, LLP and its associated entity, RSM McGladrey Inc., in 2003 were pre-approved.

Independence

The Audit Committee considered the effect that provision of the services described under “tax fees” and “all other fees” above may have on the independence of McGladrey & Pullen, LLP. These fees amounted to approximately 13% of our total fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey Inc., in 2003. The Audit Committee approved these services and determined they were compatible with maintaining the independence of McGladrey & Pullen, LLP as the Company’s principal accountant.

Reporting

The Company has adopted a procedure for employee concerns and complaints regarding accounting or auditing matters which provides for anonymous reporting of accounting concerns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Front Range Capital Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION (Registrant)

By:	/s/ William A. Mitchell, Jr.	3/24/04

	William A. Mitchell, Jr., Chairman and President	(Date)
(principal executive officer)

By:	/s/ Alice M. Bier	3/24/04

	Alice M. Bier, Chief Financial Officer	(Date)
(principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints William A. Mitchell, Jr. and Alice M. Bier, with full power to each of them to act without the other, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-KSB and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ William A. Mitchell, Jr.	3/24/04

William A. Mitchell, Jr., Chairman	(Date)

/s/ Claudia A. Beauprez	3/25/04

Claudia A. Beauprez, Director	(Date)

/s/ Victor Fruehauf	3/25/04

Victor Fruehauf, Director	(Date)

Larry W. Gibson, Director	(Date)

/s/ William G. Hofgard	3/24/04

William G. Hofgard, Director	(Date)

W. Bruce Joss, Director	(Date)

/s/ Edwin S. Kanemoto	3/25/04

Edwin S. Kanemoto, Director	(Date)

/s/ Robert W. Lathrop	3/24/04

Robert W. Lathrop, Director	(Date)

FRONT RANGE CAPITAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

CONTENTS

INDEPENDENT AUDITOR’S REPORT ON THE 2003 FINANCIAL STATEMENTS	F-1
INDEPENDENT AUDITOR’S REPORT ON THE 2002 FINANCIAL STATEMENTS	F-1(a)
FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of stockholders’ equity	F-4
Consolidated statements of cash flows	F-5-6
Notes to consolidated financial statements	F-8-29

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Front Range Capital Corporation and Subsidiaries
Louisville, Colorado

We have audited the accompanying consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
February 6, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Front Range Capital Corporation
   and Subsidiaries
Louisville, Colorado

We have audited the accompanying consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries at December 31, 2002 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fortner Bayens Levkulich and Co., P.C.

Denver, Colorado
February 6, 2003

F-1(a)

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks (Note 2)	$16,304,000	$14,367,000
Federal funds sold	—	22,275,000

Cash and cash equivalents	16,304,000	36,642,000
Securities available for sale (Note 3)	62,591,000	51,257,000
Nonmarketable securities (Note 4)	3,434,000	3,352,000
Loans, net of allowance for loan losses of $2,872,000 in 2003 and $2,394,000 in 2002 (Note 5)	282,760,000	266,154,000
Premises and equipment, net (Note 6)	10,355,000	10,787,000
Other real estate owned (Note 6)	9,714,000	8,066,000
Foreclosed assets	614,000	76,000
Accrued interest receivable	1,326,000	1,385,000
Deferred income taxes (Note 11)	1,444,000	925,000
Bank owned life insurance	7,692,000	7,011,000
Other assets	1,598,000	1,575,000

Total assets	$397,832,000	$387,230,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits: (Note 7)
Noninterest bearing	$53,609,000	$49,371,000
Interest bearing	249,904,000	273,754,000

Total deposits	303,513,000	323,125,000
Federal funds purchased	5,425,000	—
Short-term funds borrowed (Note 9)	35,650,000	12,500,000
Long-term debt (Note 8)	16,981,000	18,563,000
Trust preferred securities (Note 10)	9,200,000	9,200,000
Accrued interest payable	521,000	882,000
Other liabilities	2,757,000	2,311,000

Total liabilities	374,047,000	366,581,000

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY (Notes 12 and 14)
Convertible preferred stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 14,117 shares	—	—
Additional paid-in capital, preferred stock	3,670,000	3,670,000
Common stock, Class A (voting) and Class B (nonvoting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 2003 1,887,369 shares; 2002 1,665,144 shares	2,000	2,000
Additional paid-in capital, common stock	11,282,000	8,521,000
Retained earnings	8,588,000	7,961,000
Accumulated other comprehensive income	243,000	495,000

Total stockholders’ equity	23,785,000	20,649,000

Total liabilities and stockholders’ equity	$397,832,000	$387,230,000

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002

	2003	2002
Interest and dividend income:
Loans, including fees	$21,035,000	$21,027,000
Investment securities:
Taxable	1,421,000	1,259,000
Tax-exempt	614,000	483,000
Dividends	144,000	157,000
Federal funds sold and other	43,000	55,000

Total interest income	23,257,000	22,981,000

Interest expense:
Deposits	4,984,000	5,803,000
Federal funds purchased	196,000	215,000
Short-term funds borrowed	103,000	351,000
Long-term debt	894,000	805,000
Trust preferred securities	1,100,000	1,092,000

Total interest expense	7,277,000	8,266,000

Net interest income	15,980,000	14,715,000
Provision for loan losses	2,234,000	1,218,000

Net interest income after provision for loan losses	13,746,000	13,497,000

Noninterest income:
Customer service fees	1,924,000	1,703,000
Gain on sale of available for sale securities	54,000	33,000
Mortgage referral fees	988,000	710,000
Other	659,000	442,000

Total noninterest income	3,625,000	2,888,000

Noninterest expenses:
Salaries and employee benefits	9,217,000	7,988,000
Occupancy expense	1,602,000	1,401,000
Furniture and equipment	872,000	830,000
Data processing	790,000	717,000
Marketing	492,000	589,000
Printing and supplies	247,000	323,000
Loan and collection	357,000	289,000
ATM and debit card	319,000	214,000
Other real estate, Heritage Place	564,000	661,000
Loss on sale of other real estate owned	100,000	—
Writedown of other real estate owned	361,000	—
Other	1,774,000	1,572,000

Total noninterest expenses	16,695,000	14,584,000

Income before income taxes	676,000	1,801,000
Income tax expense (benefit) (Note 11)	(100,000)	361,000

Net income	$776,000	$1,440,000

Earnings per share:
Basic	$0.36	$0.79
Diluted	0.36	0.79

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2002

		Additional		Additional		Accumulated
	Convertible	Paid-in Capital		Paid-in		Other
	Preferred	on Convertible	Common	Capital on	Retained	Comprehensive
	Stock	Preferred Stock	Stock	Common Stock	Earnings	Income	Total
Balance, December 31, 2001	$—	$3,670,000	$1,000	$4,563,000	$6,691,000	$32,000	$14,957,000
Sale of 337,400 shares of common stock, net of $268,000 issuance cost	—	—	1,000	3,958,000	—	—	3,959,000
Comprehensive income:
Net income	—	—	—	—	1,440,000	—	1,440,000
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	463,000	463,000

Total comprehensive income							1,903,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(170,000)	—	(170,000)

Balance, December 31, 2002	—	3,670,000	2,000	8,521,000	7,961,000	495,000	20,649,000
Sale of 222,225 shares of common stock, net of $239,000 issuance cost	—	—	—	2,761,000	—	—	2,761,000
Comprehensive income:
Net income	—	—	—	—	776,000	—	776,000
Change in net unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(252,000)	(252,000)

Total comprehensive income							524,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(149,000)	—	(149,000)

Balance, December 31, 2003	$—	$3,670,000	$2,000	$11,282,000	$8,588,000	$243,000	$23,785,000

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776,000	$1,440,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,020,000	997,000
Net amortization of securities	477,000	174,000
Gain on sale of available for sale securities	(54,000)	(33,000)
Provision for loan losses	2,234,000	1,218,000
Deferred income tax benefit	(370,000)	(99,000)
Change in assets and liabilities:
Accrued interest receivable	59,000	(92,000)
Other assets	(241,000)	(2,363,000)
Accrued interest payable	(361,000)	121,000
Other liabilities	446,000	797,000

Net cash provided by operating activities	3,986,000	2,160,000

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available for sale:
Sales	6,796,000	2,941,000
Maturities, prepayments and calls	29,374,000	7,178,000
Purchases	(48,327,000)	(32,493,000)
Purchases of nonmarketable securities	(82,000)	(725,000)
Loan originations and principal collections, net	(21,611,000)	(35,235,000)
Purchases of premises and equipment	(588,000)	(4,913,000)
Proceeds from sale of foreclosed assets	121,000	140,000

Net cash (used in) investing activities	(34,317,000)	(63,107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(19,612,000)	80,753,000
Net increase (decrease) in short-term borrowings	28,575,000	(5,500,000)
Proceeds from the issuance of long-term debt	—	7,700,000
Repayment of long-term debt	(1,582,000)	(383,000)
Cash dividends paid on 2000 Series B Preferred Stock	(149,000)	(170,000)
Proceeds from the issuance of common stock, net	2,761,000	3,959,000

Net cash provided by financing activities	9,993,000	86,359,000

(Continued)

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003 and 2002

	2003	2002
Net change in cash and cash equivalents	$(20,338,000)	$25,412,000
CASH AND CASH EQUIVALENTS
Beginning	36,642,000	11,230,000

Ending	$16,304,000	$36,642,000

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$7,638,000	$8,145,000
Income taxes	112,000	814,000

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Front Range Capital Corporation (the Company) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the Bank). The Bank provides a full range of banking, mortgage and investment services to individual and corporate customers principally in Boulder County and the Denver metropolitan area. A majority of the Bank’s loans are related to real estate and commercial activities. Borrowers’ abilities to honor their loans are dependent upon the continued economic viability of the area. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is treated as a wholly-owned subsidiary of the Company.

Significant accounting policies:

Accounting estimates and assumptions: The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Consolidation policy: The consolidated financial statements include the accounts of the Company, its subsidiary Bank and Front Range Capital Trust I. All significant intercompany transactions and balances have been eliminated in consolidation.

Other comprehensive income: Financial Accounting Standards Board (FASB) Statement No. 130, Reporting Comprehensive Income, requires unrealized gains and losses on the Company’s securities available for sale to be included in comprehensive income.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition: Interest income and expense is recognized on the accrual method based on the respective outstanding balance. Other revenue is recognized at the time the services are rendered.

Securities: Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Available for sale securities may be sold for general liquidity needs, response to market interest rate fluctuations, implementation of asset-liability management strategies, funding increased loan demand, changes in securities prepayment risk, or other similar factors. Realized gains and losses on sales are computed on a specific identification basis.

Declines in the fair value of individual securities, classified as either held to maturity or available for sale below their amortized cost, that are determined to be other than temporary, result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Nonmarketable equity securities: The Company’s investment in nonmarketable equity securities is recorded at cost.

Loans and allowance for loan losses: Loans are reported net of the allowance for loan losses and unearned income. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment: Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed generally on the straight-line method over the assets useful lives, which range from 5 years to 40 years for buildings and 2 years to 15 years for furniture and equipment. Land is carried at cost.

Other real estate owned: Other real estate owned is held for sale and stated at the lower of cost or market value. Cost includes acquisition costs and development costs. Holding costs are expensed as incurred.

Foreclosed assets: Foreclosed assets are assets acquired through, or in lieu of, loan foreclosure and are held for sale. These assets are initially recorded at the lower of cost basis or fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Goodwill: Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill was amortized on a straight –line basis over 25 years through December 31, 2001. Effective in 2002, goodwill ceased being amortized and annual impairment testing is required with impairment being recorded when the carrying amount of goodwill exceeds its implied fair value. No impairment was recognized during 2002. Goodwill of $125,470 is included in other assets as of December 2003 and 2002.

Trust preferred securities issuance costs: Direct costs incurred in connection with the issuance of Trust Preferred Securities have been capitalized and are included in other assets. These costs totaling $875,00 at December 31, 2003 are amortized on a straight-line basis over a ten-year period. Accumulated amortization as of years ended December 31, 2003 and 2002 was $263,000 and $175,000 respectively. Amortization expense for each of the years ended December 31, 2003 and 2002 was $88,000.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings per common share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For 2003 and 2002, the effects of converting the convertible preferred stock was antidilutive and therefore conversion was not assumed when computing diluted earnings per share.

Basic and diluted earnings per common share have been computed based on the following as of December 31, 2003 and 2002:

	2003	2002
Numerator:
Net income	$776,000	$1,440,000
Less preferred stock dividends	149,000	170,000

Net income applicable to common stock	$627,000	$1,270,000

Denominator, average number of common shares outstanding	1,742,000	1,602,000

Basic and diluted earnings per common share	$0.36	$0.79

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements: In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this Statement as it relates to the Company’s loan commitments and it did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, (FIN 46) establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIEs created before January 31, 2003. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application by public entities that are not small business issuers for all other types of VIEs is required in financial statements for periods ending after March 15, 2004.

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ending December 31, 2003. An unintended consequence of this standard is requiring some companies to conclude deconsolidation is necessary for certain transactions involving the issuance of trust preferred securities. Based upon its interpretation of FIN 46, the Company continues to consolidate its wholly-owned subsidiary trust entity involved with the issuance of its trust preferred securities, but will deconsolidate for the quarter ending March 31, 2004. Such deconsolidation would have no effect on reported earnings or stockholders’ equity. These securities qualify for treatment as Tier 1 capital for the Company, subject to limitations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not permitted to include its trust preferred securities issued by the trust in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes (see Note 14 of Notes to Consolidated Financial Statements). If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company’s financial statements.

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

Reclassification of certain items: Certain items in prior periods have been reclassified to conform to the current presentation, with no effect on stockholders’ equity, net income or earnings per share.

Note 2. Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain an average reserve balance. Cash and due from banks in the consolidated balance sheet at December 31, 2003 and 2002 includes amounts so restricted of approximately $1,810,000 and $3,981,000, respectively.

Note 3. Securities

Securities available for sale are as follows as of December 31, 2003 and 2002:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government agency securities	$14,668,000	$103,000	$(206,000)	$14,565,000
Mortgage-backed securities	29,101,000	273,000	(321,000)	29,053,000
State and municipal securities	16,121,000	923,000	(26,000)	17,018,000
Corporate securities	2,000,000	—	(337,000)	1,663,000
Marketable equity securities	135,000	—	—	135,000
Other investments	181,000	—	(24,000)	157,000

	$62,206,000	$1,299,000	$(914,000)	$62,591,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. government agency securities	$13,597,000	$127,000	$(147,000)	$13,577,000
Mortgage-backed securities	23,037,000	437,000	—	23,474,000
State and municipal securities	11,511,000	478,000	(4,000)	11,985,000
Corporate securities	2,009,000	—	(83,000)	1,926,000
Marketable equity securities	135,000	—	—	135,000
Other investments	181,000	—	(21,000)	160,000

	$50,470,000	$1,042,000	$(255,000)	$51,257,000

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2003 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Amortized	Estimated
	Cost	Market Value
Due in one year or less	$50,000	$50,000
Due after one year through five years	1,565,000	1,702,000
Due after five years through ten years	7,769,000	8,026,000
Due after ten years	23,721,000	23,760,000
Mortgage-backed securities	29,101,000	29,053,000

	$62,206,000	$62,591,000

Gross realized gains amounted to $54,000 and $33,000 and gross realized losses amounted to none in 2003 and 2002, respectively.

Investment securities with carrying values of approximately $26,885,000 and $23,833,000 were pledged at December 31, 2003 and 2002, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other comprehensive income and related tax effects are as follows as of December 31, 2003 and 2002:

	2003	2002
	(in thousands)
Unrealized holding gains (losses) on securities available for sale arising during the period	$(348)	$769
Less reclassification adjustment for gains realized in income	(54)	(33)

Other comprehensive income, net unrealized gains (losses) on securities available for sale before tax effect	(402)	736
Tax effect	150	(273)

Other comprehensive income (loss)	$(252)	$463

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$7,767,000	$195,000	$2,556,000	$11,000	$10,323,000	$206,000
Mortgage-backed securities	16,519,000	321,000	—	—	16,519,000	321,000
State and municipal securities	1,930,000	26,000	—	—	1,930,000	26,000
Corporate securities	—	—	1,663,000	337,000	1,663,000	337,000
Other investments	—	—	157,000	24,000	157,000	24,000

	$26,216,000	$542,000	$4,376,000	$372,000	$30,592,000	$914,000

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Nonmarketable Equity Securities

The Bank, as a member of both the Federal Reserve Bank of Kansas City (FRB) and the Federal Home Loan Bank of Topeka (FHLB), is required to maintain an investment in the capital stock of each. These investments are carried at cost as the stock can only be sold to or redeemed by the FHLB or the FRB at par. The Bank’s investment at December 31 is as follows:

	2003	2002
Federal Reserve Bank of Kansas City	$633,000	$575,000
Federal Home Loan Bank of Topeka	2,801,000	2,777,000

	$3,434,000	$3,352,000

Note 5. Loans

A summary of the balances of loans at December 31, 2003 and 2002 is as follows:

	2003	2002
Real estate:
Construction	$62,879,000	$72,129,000
Commercial	129,482,000	100,999,000
Residential	52,656,000	57,038,000
Commercial	34,733,000	32,703,000
Consumer	7,056,000	6,783,000

	286,806,000	269,652,000

Less:
Allowance for loan losses	2,872,000	2,394,000
Unearned discount and loan fees	1,174,000	1,104,000

	4,046,000	3,498,000

	$282,760,000	$266,154,000

The loan portfolio includes approximately $113,447,000 and $110,060,000 of fixed rate loans and $173,359,000 and $159,592,000 of variable rate loans as of December 31, 2003 and 2002, respectively.

Loans of $71,262,000 and $81,020,000 were pledged at December 31, 2003 and 2002, respectively, as collateral on borrowings.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the allowance for loan losses at December 31, 2003 and 2002 is as follows:

	2003	2002
Balance, beginning of year	$2,394,000	$2,164,000
Provision for loan losses	2,234,000	1,218,000
Loans charged-off	(1,924,000)	(1,021,000)
Recoveries on loans previously charged-off	168,000	33,000

Balance, end of year	$2,872,000	$2,394,000

The following is a summary of information pertaining to impaired loans at December 31, 2003 and 2002:

	2003	2002
Nonaccrual loans	$1,285,000	$3,737,000
Loans past due 90 days or more and still accruing interest	19,000	36,000

Total impaired loans	$1,304,000	$3,773,000

Valuation allowance related to impaired loans	$242,000	$225,000

Impaired loans without a valuation allowance	$552,000	$3,362,000

Average investment in impaired loans	$2,151,000	$1,940,000

Interest income recognized on impaired loans was immaterial. No additional funds are committed to be advanced in connection with impaired loans.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

Loan transactions with related parties were as follows for the years ended December 31, 2003 and 2002:

	2003	2002
Balance, beginning of year	$277,000	$731,000
New loans	140,000	247,000
Repayments	(125,000)	(701,000)

Balance, end of year	$292,000	$277,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Premises and Equipment and Other Real Estate Owned

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31, 2003 and 2002 is as follows:

	2003	2002
Land	$1,963,000	$2,158,000
Buildings	7,111,000	6,841,000
Furniture and equipment	3,875,000	3,791,000
Construction in progress	2,077,000	1,851,000

	15,026,000	14,641,000
Accumulated depreciation and amortization	(4,671,000)	(3,854,000)

	$10,355,000	$10,787,000

In August 2001, the Company purchased three parcels of undeveloped property in Broomfield, Colorado for development and sale. The aggregate purchase price of the properties, collectively referred to as Heritage Place, approximated $6,371,000. The Company has incurred costs in order to prepare Heritage Place for sale. As of December 31, 2003, the Company had capitalized total costs of $9,952,550 relating to initial acquisition, preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees.

Based upon the Company’s current intention of selling approximately 82% of Heritage Place (retaining 18% for a future branch site), $8,066,000 was transferred from construction in progress to other real estate owned and $1,771,000 was transferred to premises and equipment (land) during 2002. The Company incurred related expenses of $564,000 and $661,000 during 2003 and 2002, respectively, which are reflected as noninterest expense.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2003, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2004	$548,000
2005	322,000
2006	256,000
2007	194,000
2008	133,000
Thereafter	229,000

$1,682,000

Total rent expense for the years ended December 31, 2003 and 2002 amounted to $883,000 and $752,000, respectively.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $56,403,000 and $70,255,000, respectively.

At December 31, 2003, the scheduled maturities of interest bearing time deposits are as follows:

2004	$99,117,000
2005	10,822,000
2006	3,451,000
2007	45,000
2008	1,000
Thereafter	404,000

$113,840,000

Note 8. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31, 2003 consisted of Federal Home Loan Bank fixed-rate advances of $16,981,000 that matures through 2014. At December 31, 2003 and 2002 the interest rates ranged from 2.86% to 7.42% and from 2.86% to 7.42%, respectively. At December 31, 2003 and 2002, the weighted average interest rates on fixed-rate, long-term debt were 4.86% and 4.91%, respectively. This debt is collateralized by pledged investment securities and loans.

Maturities of long-term debt outstanding at December 31, 2003, were as follows:

2004	$5,100,000
2005	1,700,000
2006	1,865,000
2007	1,300,000
2008	875,000
Thereafter	6,141,000

$16,981,000

Note 9. Borrowings Available

As of December 31, 2003, the Bank had lines of credit with Federal Home Loan Bank and Bankers’ Bank of the West of $57,257,000 and $14,820,000, respectively. At December 31, 2003, $58,056,000 (including $16,981,000 classified as long-term debt) was advanced on these lines. These lines are collateralized by pledged investment securities and loans.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Trust Preferred Securities

In December 2000, Front Range Capital Trust I (Trust), a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,000,000 11.0% Cumulative Trust Preferred Securities (Trust Preferred Securities), which are guaranteed by the Company (issue price of $8 per security) totaling $8.0 million. In January 2001, the Trust completed an additional offering of 150,000 Trust Preferred Securities totaling $1.2 million. The Trust invested the total proceeds it received in 11% Junior Subordinated Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Trust Preferred Securities. As a result, under current tax law, distributions to the holders of the Trust Preferred Securities will be tax deductible by the Company. Distributions payable on the Trust Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

The distribution rate payable on the Trust Preferred Securities is cumulative and payable quarterly in arrears commencing on March 31, 2001. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Debentures mature on December 28, 2030, which may be shortened to not earlier than December 28, 2005, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Trust Preferred Securities. The Company has the right, subject to the prior approval of the Federal Reserve, if required, to terminate the Trust and cause the Debentures to be distributed to the holders of the Trust Preferred Securities in liquidation of such trust.

Note 11. Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Current tax provision:
Federal	$259,000	$460,000
State	11,000	—

	270,000	460,000

Deferred tax provision (benefit):
Federal	(341,000)	(91,000)
State	(29,000)	(8,000)

	(370,000)	(99,000)

	$(100,000)	$361,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for the years ended December 31, 2003 and 2002 as follows:

	2003	2002
Statutory federal tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(3.0)	(0.9)
Tax-exempt income, net	(29.5)	(8.9)
Earnings on bank owned life insurance	(12.6)	(4.6)
Other, net	(3.7)	0.4

Effective tax rates	(14.8)%	20.0%

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

Listed below are the components of the net deferred income taxes at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$737,000	$648,000
Nonqualified employee retirement plan	544,000	421,000
Depreciation	217,000	141,000
Amortization of Trust Preferred Security offering costs	65,000	43,000
Other assets	69,000	—

Total deferred tax assets	1,632,000	1,253,000

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(143,000)	(292,000)
Federal Home Loan Bank stock dividends	(45,000)	(36,000)

Total deferred tax liabilities	(188,000)	(328,000)

Net deferred tax asset	$1,444,000	$925,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock

On October 19, 2000, certain loans from stockholders totaling $1,317,000 were converted to 1,317 shares of the Company’s 2000 Series B Preferred Stock (2000 Preferred Stock). The 2000 Preferred Stock has a par value of $0.001 per share and a purchase price of $1,000 per share. On December 29, 2000, 200 shares were redeemed. During 2001, the Company issued 2,500 shares of the 2000 Preferred stock totaling $2,500,000.

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

Preferred stock also consists of 5,000 shares of 1987 Series A 8% noncumulative convertible preferred stock of the Company (1987 Preferred Stock) outstanding, and 5,500 shares of 1988 Series A 8% noncumulative convertible nonvoting preferred stock of the Company (1988 Preferred Stock) outstanding. Each share of the 1987 Preferred Stock and each share of the 1988 Preferred Stock is convertible into one share of common stock.

Common stock includes both Class A (voting) and Class B (nonvoting). Other than voting rights, Class A and Class B are identical in designations, rights, preferences, limitations and restrictions.

Stock transactions and shares outstanding for the years ending December 31, 2003 and 2002 are as follows:

	Class A	Class B	Total
Shares outstanding at December 31, 2001	1,327,744	—	1,327,744
Issuance of stock	337,400	—	337,400

Shares outstanding at December 31, 2002	1,665,144	—	1,665,144
Issuance of stock	184,120	38,105	222,225

Shares outstanding at December 31, 2003	1,849,264	38,105	1,887,369

Note 13. Commitments and Contingencies

Financial Instruments with off-balance sheet risk: The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Commitments to extend credit	$49,060,000	$47,508,000
Commercial and stand-by letters of credit	4,263,000	4,505,000

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

Contingencies: Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 14. Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

					To Be Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2003:
Total Capital (to risk weighted assets) Consolidated	$35,262	10.8%	$26,038	8.0%	N/A	N/A
Bank	34,453	10.6	25,977	8.0	$32,471	10.0%
Tier 1 Capital (to risk weighted assets) Consolidated	26,139	8.0	13,019	4.0	N/A	N/A
Bank	31,581	9.7	12,988	4.0	19,482	6.0
Tier 1 Capital (to average assets) Consolidated	26,139	6.8	15,447	4.0	N/A	N/A
Bank	31,581	8.2	15,420	4.0	19,275	5.0
As of December 31, 2002:
Total Capital (to risk weighted assets) Consolidated	$31,623	10.3%	$24,691	8.0%	N/A	N/A
Bank	31,544	10.3	24,631	8.0	$30,789	10.0%
Tier 1 Capital (to risk weighted assets) Consolidated	20,029	6.5	12,346	4.0	N/A	N/A
Bank	29,150	9.5	12,316	4.0	18,473	6.0
Tier 1 Capital (to average assets) Consolidated	20,029	5.4	14,850	4.0	N/A	N/A
Bank	29,150	7.9	14,822	4.0	18,527	5.0

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Employee Benefit Plans

The Company has a 401(k) plan whereby substantially all employees who meet certain age and length of service requirements may participate in the plan. Employees may contribute up to 25 percent of their compensation subject to certain limits based on federal tax laws. The Company makes a contribution of 3% of each participant’s compensation to the Plan regardless of the employee’s compensation contributed. Effective January 1, 2000, the 3% employer contributions immediately vest to the employee. For the years ended December 31, 2003 and 2002, contribution expense attributable to the Plan amounted to $180,000 and $112,000, respectively.

The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $7,962,000 and $7,011,000 at December 31, 2003 and 2002, respectively, and is reported as bank owned life insurance. The liability recorded under these agreements was $1,468,000 and $1,136,000 as of December 31, 2003 and 2002, respectively, and is included in other liabilities. The 2003 and 2002 expenses related to the deferred compensation agreements were $332,000 and $275,000, respectively.

Note 16. Fair Value of Financial Instruments

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

Cash and cash equivalents: The carrying amount approximates fair value.

Securities: Fair values for securities, excluding nonmarketable securities, are based on quoted market prices. The carrying amount of nonmarketable securities approximates fair value based on the redemption provisions of the securities.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest receivable and payable: The carrying amount approximates fair value.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amount approximates fair value.

Long-term debt: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowings.

Trust preferred securities: For Trust Preferred Securities, the fair value is determined based on the quoted market price.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on terms with similar agreements, taking into account the remaining terms of the agreements and credit worthiness of the counterparties. The Company estimates that the fair value of these commitments are not significant.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments as of December 31, are as follows:

	2003		2002
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$16,304	$16,304	$36,642	$36,642
Securities	62,591	62,591	51,257	51,257
Nonmarketable securities	3,434	3,434	3,352	3,352
Loans, net	282,760	284,793	266,154	268,921
Accrued interest receivable	1,326	1,326	1,385	1,385
Financial liabilities:
Deposits	303,513	303,681	323,125	320,323
Short-term borrowings	41,075	41,075	12,500	12,500
Long-term debt	16,981	18,675	18,563	19,877
Trust preferred securities	9,200	10,178	9,200	9,384
Accrued interest payable	521	521	882	882

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Condensed Financial Statement of Parent Company

Financial information pertaining only to Front Range Capital Corporation is as follows:

BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$43,000	$36,000
Investment in Heritage Bank	32,051,000	29,645,000
Investment in Front Range Capital Trust I	285,000	285,000
Due from Heritage Bank	110,000	—
Goodwill, net of amortization	125,000	125,000
Trust preferred securities issuance cost	613,000	700,000
Other	43,000	43,000

	$33,270,000	$30,834,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$—	$700,000
Junior Subordinated Debentures	9,485,000	9,485,000

Total liabilities	9,485,000	10,185,000
STOCKHOLDERS’ EQUITY	23,785,000	20,649,000

	$33,270,000	$30,834,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002

	2003	2002
Income:
Dividends from bank	$755,000	$900,000
Other	—	1,000
Interest	31,000	39,000

Total revenue	786,000	940,000

Expenses:
Professional fees	82,000	77,000
Other	4,000	15,000
Interest	1,157,000	1,150,000

Total operating expenses	1,243,000	1,242,000

Net operating (loss)	(457,000)	(302,000)
Income tax benefit	449,000	441,000

Income before equity in undistributed income of subsidiaries	(8,000)	139,000
Equity in undistributed net income of subsidiaries	784,000	1,301,000

Net income	$776,000	$1,440,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776,000	$1,440,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(784,000)	(1,301,000)
Amortization	87,000	88,000
Change in operating assets and liabilities:
Accrued interest payable	—	(27,000)
Amount due from subsidiaries	(110,000)	10,000
Income taxes	—	(22,000)
Other	—	37,000

Net cash provided by (used in) operating activities	(31,000)	225,000

CASH FLOWS FROM INVESTING ACTIVITIES, investment in subsidiary bank	(1,874,000)	(1,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,250,000	700,000
Payments on short-term borrowings	(1,950,000)	(3,000,000)
Cash dividends paid on 2000 Series B Preferred Stock	(149,000)	(169,000)
Sale of common stock, net	2,761,000	3,959,000

Net cash provided by financing activities	1,912,000	1,490,000

Net change in cash and cash equivalents	7,000	15,000
CASH AND CASH EQUIVALENTS
Beginning	36,000	21,000

Ending	$43,000	$36,000

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8*	Indexed Salary Continuation Plan of Heritage Bank

10.9*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2	Code of Business Conduct

24.1	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Charter of the Audit Committee of Front Range Capital Corporation

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.