Form 10-Q
period 2004-03-31
FRONT RANGE CAPITAL CORP
filed 2004-06-24
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2004	Commission file number 333-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(303) 926-0300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       [   ]                                     No        [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       [   ]                                    No        [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class: Common stock, Class A Voting, $0.001 par value

Outstanding shares as of June 24, 2004, were 1,849,264

Title of Class: Common stock, Class B Non-voting, $0.001 par value

Outstanding shares as of June 24, 2004, were 38,105

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it means we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

▪	a continued slowdown in the national and Colorado economies;

▪	increased economic uncertainty created by the recent war in Iraq;

▪	the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;

▪	changes in the interest rate environment;

▪	changes in the regulatory environment;

▪	significantly increasing competitive pressure in the banking industry;

▪	operational risks including data processing system failures or fraud;

▪	volatility of rate sensitive deposits; and

▪	asset/liability matching risks and liquidity risks.

Additional risk factors are described in the Company’s Form 10-KSB for the year ended December 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Front Range Capital Corporation
    and Subsidiaries
Louisville, Colorado

     We have reviewed the accompanying interim consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of March 31, 2004, and the related interim consolidated statements of income and comprehensive income for the three-month period and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
June 24, 2004

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At March 31,	At December 31,
	2004	2003*
	(unaudited)
Assets:
Cash and due from banks	$13,202,000	$16,304,000
Federal funds sold	—	—

Cash and cash equivalents	13,202,000	16,304,000
Investment securities available for sale	57,536,000	62,591,000
Nonmarketable securities	3,989,000	3,434,000
Loans
Real estate-construction	62,441,000	62,879,000
Real estate-commercial	131,854,000	129,482,000
Real estate-residential	52,795,000	52,656,000
Commercial	33,577,000	34,733,000
Consumer	7,260,000	7,056,000

Total loans	287,927,000	286,806,000
Less unearned income	(1,190,000)	(1,174,000)

Loans, net of unearned income	286,737,000	285,632,000

Allowance for loan losses	(2,890,000)	(2,872,000)

Loans, net of allowance for loan losses	283,847,000	282,760,000
Premises and equipment, net	10,239,000	10,355,000
Cash value of life insurance	8,085,000	7,962,000
Other real estate owned	9,552,000	9,714,000
Foreclosed assets	11,000	614,000
Accrued interest receivable	1,491,000	1,326,000
Deferred income taxes	1,661,000	1,804,000
Other assets	1,299,000	1,598,000

Total Assets	$390,912,000	$398,192,000

Liabilities:
Deposits:
Noninterest-bearing demand	$56,962,000	$53,609,000
Interest-bearing demand	114,018,000	121,904,000
Savings	13,929,000	14,160,000
Time certificates, $100,000 and over	67,508,000	56,403,000
Other time certificates	65,743,000	57,437,000

Total deposits	318,160,000	303,513,000
Short-term funds borrowed	20,725,000	41,075,000
Long-term debt	14,462,000	16,981,000
Trust preferred securities	—	9,200,000
Subordinated debentures	9,485,000	—
Accrued interest payable	572,000	521,000
Other liabilities	3,444,000	3,730,000

Total Liabilities	$366,848,000	$375,020,000

Shareholders’ Equity:
Convertible preferred stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 14,117 shares	—	—
Additional paid-in capital, preferred stock	3,670,000	3,670,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares (3/31/04 and 12/31/03) and 1,665,144 shares (3/31/03)	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000
Retained earnings	8,624,000	7,975,000
Accumulated other comprehensive income, net	486,000	243,000

Total Shareholders’ Equity	24,064,000	23,172,000

Total Liabilities and Shareholders’ Equity	$390,912,000	$398,192,000

See accompanying notes to unaudited consolidated financial statements

*Amounts restated from previously reported amounts. See Note 1 to the unaudited consolidated financial statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2004	2003
	(unaudited)
Interest Income:
Interest and fees on loans	$5,138,000	$5,353,000
Interest on investment securities available for sale
Taxable	408,000	376,000
Tax exempt	175,000	137,000
Dividends	44,000	38,000
Interest on federal funds sold	2,000	36,000

Total interest income	5,767,000	5,940,000

Interest Expense:
Interest on interest-bearing demand deposits	274,000	345,000
Interest on savings	9,000	17,000
Interest on time certificates of deposit	755,000	1,105,000
Interest on short-term borrowing	113,000	71,000
Interest on long-term debt	197,000	225,000
Interest on trust preferred securities	—	253,000
Interest on subordinated debt	275,000	—

Total interest expense	1,623,000	2,016,000

Net Interest Income	4,144,000	3,924,000

Provision for loan losses	110,000	256,000

Net Interest Income After Provision for Loan Losses	4,034,000	3,668,000

Noninterest Income:
Service charges and customer service fees	585,000	442,000
Gain on sale of securities available for sale	207,000	—
Mortgage referral fees	108,000	255,000
Other	187,000	94,000

Total Noninterest Income	1,087,000	791,000

Noninterest Expense:
Salaries and employee benefits	2,237,000	2,294,000
Occupancy expense	427,000	381,000
Furniture and equipment	192,000	220,000
Data processing	199,000	187,000
Marketing	132,000	96,000
Printing and supplies	67,000	78,000
Loan and collection	111,000	115,000
Other real estate – Heritage Place	156,000	34,000
Loss on sale of OREO and other foreclosed assets	99,000	—
Other	584,000	486,000

Total Noninterest Expense	4,204,000	3,891,000

Income Before Income Taxes	917,000	568,000
Provision for income taxes	232,000	139,000

Net Income	$685,000	$429,000

Comprehensive Income:
Change in unrealized gain on securities available for sale, net	243,000	38,000

Comprehensive Income	$928,000	$467,000

Average Common Shares Outstanding	1,887,369	1,665,144
Diluted Average Common Shares Outstanding	1,898,369	1,676,144
Per Share Data
Basic earnings	$0.34	$0.23
Diluted earnings	$0.34	$0.23
Dividends paid on common stock	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income, Net	Total
			(unaudited)
Balance, December 31, 2002 (restated—see Note 1)	$3,670,000	$8,523,000	$7,348,000	$495,000	$20,036,000
Net income for the period			429,000		429,000
Net change in realized gain on securities available for sale, net				38,000	38,000
Dividends declared on 2000 Series B preferred stock			(37,000)		(37,000)

Balance March 31, 2003	$3,670,000	$8,523,000	$7,740,000	$533,000	$20,466,000

Balance, December 31, 2003 (restated—see Note 1)	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Net income for the period			685,000		685,000
Net change in realized gain on securities available for sale, net				243,000	243,000
Dividends declared on 2000 Series B preferred stock			(36,000)		(36,000)

Balance March 31, 2004	$3,670,000	$11,284,000	$8,624,000	$486,000	$24,064,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2004	2003
	(unaudited)
Cash Flows from Operating Activities:
Net income	$685,000	$429,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	241,000	266,000
Amortization of investment securities premium, net	71,000	84,000
Investment security gains, net	(207,000)	—
Provision for loan losses	110,000	256,000
Loss on sale of OREO and foreclosed assets	99,000	—
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(165,000)	(70,000)
Decrease (increase) in other assets	179,000	52,000
Increase (decrease) in accrued interest payable	(51,000)	(103,000)
Increase (decrease) in other liabilities	(286,000)	20,000

Net Cash Provided by Operating Activities	802,000	934,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	17,309,000	—
Proceeds from maturities, payments and calls of securities available-for-sale	1,226,000	11,048,000
Purchases of securities available-for-sale	(12,958,000)	(8,522,000)
Purchases of non-marketable securities	(555,000)	(21,000)
Net increase in loans	(1,336,000)	(8,064,000)
Purchases of property and equipment	(125,000)	(95,000)
Proceeds from sale of other real estate owned	288,000	—
Proceeds from sale of foreclosed assets	505,000	30,000

Net Cash Provided by (Used in) Investing Activities	4,354,000	(5,624,000)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,647,000	(8,808,000)
Net increase in (decrease) in short-term borrowings	(20,350,000)	(4,500,000)
Payments of principal on long-term debt	(2,519,000)	(18,000)
Dividends paid on 2000 Series B Preferred Stock	(36,000)	(37,000)
Net Cash (Used in) Financing Activities	(8,258,000)	(13,363,000)

Net (Decrease) in Cash and Cash Equivalents	(3,102,000)	(18,053,000)

Cash and Cash Equivalents and Beginning of Period	16,304,000	36,642,000

Cash and Cash Equivalents at End of Period	$13,202,000	$18,589,000

Supplemental Disclosure of Noncash Activities:
Net change in realized gain on securities available for sale	$243,000	$38,000
Loans transferred to other real estate owned	$133,000	$1,167,000
Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest expense	$1,572,000	$2,119,000

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year. The unaudited balance sheet information for December 31, 2003, is derived from the Company’s audited financial statements for the year ended December 31, 2003, except for the restated amounts as described in the next paragraph. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Restatement of Prior Year Amounts

The Company reviewed its previously adopted accounting treatment for its’ Executive Retirement Plan adopted in 1995 and Indexed Salary Continuation Plan adopted in 1998 (the “Plans”) in light of an Interagency Advisory released jointly by federal bank regulatory agencies regarding the accounting treatment for certain deferred compensation agreements. The agencies’ approach has resulted in some restatements of financial statements among banks with deferred compensation agreements. The Company’s Audit Committee, management and independent accountants reviewed the Plans and determined that restatement of its consolidated financial statements for 2003 and 2002 was appropriate. Previously, the liability recorded by the Company for the Plans did not consider a portion of the obligation which continues until the employee’s death and certain vesting provisions.

The amounts presented for the December 31, 2003 balance sheet and the 2003 and 2002 statements of changes in shareholders’ equity have been restated from previously presented amounts to reflect a correction in the accounting for certain deferred compensation agreements. The Company accrued an additional deferred compensation liability of $973,000 related to the Plans. As compared to amounts reported on Form 10-KSB for the year ended December 31, 2003, assets have increased by $360,000, liabilities have increased by $973,000 and shareholders’ equity has been reduced by $613,000 to record accounting adjustments for periods prior to 2003. There was no effect on net income for 2003 (or any of the periods therein). The effect on net income in 2002 was a reduction of $215,000 before tax and $135,000 after tax. Shareholder’s equity at December 31, 2002 has also been adjusted by $613,000 as compared to previously reported amounts. The remaining amounts of $758,000 before tax and $478,000 after tax effect periods prior to 2002. The Company’s current “well-capitalized” status with federal and state banking authorities has not been affected by these adjustments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Heritage Bank (the “Bank”), and Front Range Capital Trust I (the “Trust”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

Front Range Capital Corporation (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank. The Bank has 12 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in 2004 and another in 2005. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division. The Company operates under a community banking philosophy with emphasis on local small to medium-sized businesses and individual customers.

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For the three months ended March 31, 2004 and 2003, the effects of converting convertible preferred stock was antidilutive and therefore conversion was not assumed when computing diluted earnings per share.

Basic and diluted earnings per common share have been computed based on the following as of March 31, 2004 and 2003:

	For the three months
	ended March 31,
	2004	2003
Numerator:
Net income	$685,000	$429,000
Less preferred stock dividends	36,000	37,000

Net income applicable to common stock	649,000	392,000

Denominator, average number of common shares outstanding	1,887,000	1,665,000

Basic and diluted earnings per common share	$0.34	$0.23

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Reclassifications

In December 2000 the Company formed Front Range Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities. Following generally accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. As of March 31, 2004, generally accepted accounting principles have been modified to state that the financial statements of the Trust should not be consolidated with the Company’s and intercompany transactions should not be eliminated. The result of this change is that the balance of subordinated debt/trust preferred securities has increased by $285,000 which represents debt issued by the Company to the Trust. In addition, other assets increased by $285,000 which represents the Company’s investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income as a result of this change.

Impact of Recently Issued Financial Accounting Pronouncements

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

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ending December 31, 2003. An unintended consequence of this standard is requiring some companies to conclude deconsolidation is necessary for certain transactions involving the issuance of trust preferred securities. Based upon its interpretation of FIN 46, the Company deconsolidated its wholly owned subsidiary Trust involved with the issuance of its trust preferred securities for the quarter ending March 31, 2004. Such deconsolidation had no effect on reported earnings or stockholders’ equity. These securities qualify for treatment as Tier 1 capital for the Company, subject to limitations. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not permitted to include its trust preferred securities issued by the trust in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary

	Three months ended
	March 31,
	2004	2003
Net interest income (FTE)	$4,254,000	$4,013,000
Provision for loan losses	(110,000)	(256,000)
Noninterest income	1,087,000	791,000
Noninterest expense	(4,204,000)	(3,891,000)
Provision for income taxes (FTE)	(342,000)	(228,000)

Net income	$685,000	$429,000

Average common shares outstanding	1,887,369	1,665,144
Diluted average common shares outstanding	1,898,369	1,676,144
Common shares outstanding at period end	1,887,369	1,665,144
As Reported:
Basic earnings per common share	$0.34	$0.23
Diluted earnings per common share	$0.34	$0.23
Return on assets	0.70%	0.46%
Return on equity	11.76%	8.65%
Net interest margin	4.74%	4.68%
Net loan charge-offs (recoveries) to average loans	0.03%	0.05%
Efficiency ratio (FTE)	78.71%	81.00%
Average Balances:
Total assets	$392,765,000	$378,972,000
Earning assets	351,322,000	340,261,000
Total loans	286,682,000	275,353,000
Total deposits	301,401,000	316,670,000
Shareholders’ equity	$23,431,000	$20,125,000
Balances at Period End:
Total assets	$390,912,000	$374,611,000
Earning assets	349,035,000	333,586,000
Total loans	286,737,000	275,286,000
Total deposits	318,160,000	314,317,000
Shareholders’ equity	$24,064,000	$20,466,000
Financial Ratios at Period End:
Allowance for loan losses to loans	1.01%	0.91%
Book value per common share	$10.52	$9.74
Equity to assets	6.16%	5.46%
Regulatory total capital to risk-weighted assets	10.80%	9.99%
Dividends paid per common share	$0.00	$0.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As the Company has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis.

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the unaudited consolidated financial information of the Company and the notes thereto under Item 1 of this report.

Restatement of Prior Year Amounts

As described in Note 1 to the unaudited consolidated financial statements, the Company is restating its balance sheets as of December 31, 2003 and 2002. The restatement had no effect on the previously reported results of operations for the three months ended March 31, 2003.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, intangible assets, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See caption “Allowance for Loan Losses” for a more detailed discussion).

Net Income

The Company had quarterly earnings of $685,000, or $0.34 per diluted common share, for the three months ended March 31, 2004. These results represent a 47.8% increase from the $0.23 earnings per diluted common share reported for the three months ended March 31, 2003 on earnings of $429,000. The improvement in results from the year-ago quarter was due to a $393,000 (19.5%) decrease in interest expense to $1,623,000, and a $296,000 (37.4%) increase in noninterest income to $1,087,000. These contributing factors were offset by a $173,000 (2.9%) decrease in interest income to $5,767,000 and a $313,000 (8.0%) increase in noninterest expense to $4,204,000 for the quarter ended March 31, 2004.

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated:

	Three months ended
	March 31, 2004
	2004	2003
Net interest income (FTE)	$4,254,000	$4,013,000
Provision for loan losses	(110,000)	(256,000)
Noninterest income	1,087,000	791,000
Noninterest expense	(4,204,000)	(3,891,000)
Provision for income taxes (FTE)	(342,000)	(228,000)

Net income	$685,000	$429,000

Net income for the first quarter of 2004 was $256,000 (59.7%) more than for the first quarter of 2003. An increase in fully taxable equivalent net interest income (up $241,000 or 6.0%), and an increase in noninterest income (up $296,000 or 37.4%) more than offset an increase in noninterest expenses (up $313,000 or 8.0%). The increase in net interest income (FTE) was due to a 58 basis point decrease in interest expense cost compared to a 47 basis point decrease in the yield on interest-bearing assets. This was partially offset by an increase in the average balance of interest-bearing liabilities (up $6.1 million or 2.0%) and a $11.0 million (3.3%) increase in interest-earning assets. The $146,000 (57.0%) decrease in provision for loan losses was due to stable loan quality and the maintenance of an adequate allowance level. The increase in noninterest income from the first quarter of 2003 was mainly due to an increase in service charges and customer service fees (up $143,000 or 32.4%) and a gain on the sale of investment securities ($207,000 in 2004 from $0 in 2003). Offsetting these increases in noninterest income were decreases in mortgage referral fees (down $147,000 or 57.6%). The increase in noninterest expense was mainly due to an increase in expenses for other real estate—Heritage Place (up $122,000 or 358.8% to $156,000) and loss on sale of other real estate owned (up $99,000 from $0 in 2003).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	Three months ended
	March 31,
	2004	2003
Interest income	$5,767,000	$5,940,000
Interest expense	(1,623,000)	(2,016,000)
FTE adjustment	110,000	89,000

Net interest income (FTE)	$4,254,000	$4,013,000

Average earning assets	$347,972,000	$336,968,000
Net interest margin (FTE)	4.92%	4.82%

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2004 increased $241,000 (6.0%) from the same period in 2003 to $4,254,000. The increase in net interest income (FTE) was due to the decrease in average balances of interest-bearing liabilities (down $6,068,000 or 2.0% to $315.1 million) and a 58 basis point decrease in interest expense cost (FTE) whereas interest income decreased $152,000 (2.5%) from the same period in 2003. The decrease in interest income was due to a decrease in the interest yield on interest-earning assets of 47 basis points from 7.26% to 6.79% and offset by an increase in interest-earning assets of $11.0 million (3.3%) to $348.0 million.

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2004 decreased $152,000 (2.5%) from the first quarter of 2003. The change in interest-earning assets was made up of an $11.3 million (4.1%) increase in average loan balances to $286.7 million, and an $11.5 million (22.1%) increase in average investment balances. The average balance of federal funds sold decreased $11.4 million (100%) to $0 in order to fund loans and investments.

The average yield on the Company’s interest-earning assets decreased to 6.79% for the quarter ended March 31, 2004, from 7.26% for the quarter ended March 31, 2003. This downward trend in yields was reflective of general interest rate markets during much of the twelve months ended March 31, 2004.

Interest Expense

Interest expense decreased $393,000 (19.5%) to $1,623,000 in the first quarter of 2004 compared to $2,016,000 in the quarter ended March 31, 2003. The average balance of interest-bearing liabilities increased $6.3 million (2.0%) to $315.4 million in the first quarter of 2004 compared to $309.0 million in the quarter ended March 31, 2003. The increase in interest-bearing liabilities was concentrated in the lower earning short-term borrowings (mostly overnight) (up $27.7 million or 271.5%), and interest-bearing demand deposits (up $2.0 million or 1.7%). The average balance of the higher interest-earning time deposits was down $21.5 million (15.2%) from the year-ago quarter. In addition, the average balance of noninterest-bearing deposits increased $4.3 million (9.4%) from the year-ago quarter, and the average balance of long-term debt decreased $2.6 million (13.6%) to $16.0 million in the quarter ended March 31, 2004 compared to $18.6 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (2.07%) decreased in the first quarter of 2004 from the average rate paid in the first quarter of 2003 (2.65%) as a result of general market interest rate changes.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,
	2004	2003
Yield on interest-earning assets	6.79%	7.26%
Rate paid on interest-bearing liabilities	2.07%	2.65%

Net interest spread	4.72%	4.61%
Impact of all other net noninterest-bearing funds	0.20%	0.22%

Net interest margin	4.92%	4.83%

Net interest margin in the first quarter of 2004 has remained fairly stable with an increase of 9 basis points compared to the first quarter of 2003. Average balances on time deposits decreased during the period from March 31, 2003 to March 31, 2004 by $21.5 million and the cost of these funds decreased 64 basis points to 2.52% from 3.16%.

Summary of Average Balances, Yields/Rates and Interest Differential

The following table presents, for the period indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

	For the three months ended
	March 31, 2004
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
Assets:
Loans	$286,682,000	$5,145,000	7.22%
Investment securities - taxable	47,096,000	452,000	3.86%
Investment securities - nontaxable	16,281,000	278,000	6.87%
Federal funds sold and due from banks (interest-bearing)	800,000	2,000	1.01%
Allowance for loan loss	(2,887,000)

Total earning assets	347,972,000		6.79%
Other assets	44,790,000

Total assets	$392,765,000	$5,877,000

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$117,364,000	$274,000	0.94%
Savings deposits	13,838,000	9,000	0.26%
Time deposits	120,315,000	755,000	2.52%
Federal funds purchased	510,000	2,000	1.58%
Other short-term borrowed funds	37,834,000	111,000	1.18%
Long-term debt	16,040,000	197,000	4.94%
Subordinated debentures	9,485,000	275,000	12.02%

Total interest-bearing liabilities	315,386,000	$1,623,000	2.07%

Noninterest-bearing deposits	49,812,000
Other liabilities	3,884,000
Shareholders’ equity	23,683,000

Total liabilities and shareholders’ equity	$392,765,000

Net interest spread(1)			4.72%
Net interest income and interest margin(2)		$4,254,000	4.92%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following table sets forth a summary of the changes in interest income (FTE) and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	Three months ended March 31, 2004
	compared with three months
	ended March 31, 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$221,000	($437,000)	($216,000)
Investments - taxable	69,000	(31,000)	38,000
Investments - nontaxable	90,000	(30,000)	60,000
Federal funds sold	(34,000)	(—)	(34,000)

Total earning assets	346,000	(498,000)	(152,000)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	6,000	(77,000)	(71,000)
Savings deposits	—	(8,000)	(8,000)
Time deposits	(168,000)	(182,000)	(350,000)
Federal funds purchased	2,000	(—)	2,000
Other short term borrowings	193,000	(153,000)	40,000
Long-term debt	(31,000)	3,000	(28,000)
Trust preferred securities/subordinated debentures	—	22,000	22,000

Total interest-bearing liabilities	2,000	(395,000)	(393,000)

Increase (decrease) in net interest income	$344,000	($106,000)	$241,000

Provision for Loan Losses

The Company provided $110,000 for loan losses in the first quarter of 2004 versus $256,000 in the first quarter of 2003. During the first quarter of 2004, the Company recorded $92,000 of net loan charge offs versus $135,000 of net loan charge offs in the first quarter of 2003. The decrease of $146,000 in the provision for loan losses was due to a decrease in net charge-offs. The ratio of loan loss reserve to total loans was 1.0% at March 31, 2004 and 0.91% at March 31, 2003.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	March 31,
	2004	2003
Service charges on deposit accounts	$585,000	$442,000
Gain on sale of investments	207,000	—
Mortgage referral fees	108,000	255,000
Other noninterest income	187,000	94,000

Total noninterest income	$1,087,000	$791,000

Noninterest income for the first quarter of 2004 increased $296,000 (37.4%) to $1,087,000 from $791,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was due to an increase in service charges on deposit accounts of $143,000 (32.4%) to $585,000. Gain on the sale of investment securities increased $207,000 (100%) for the first quarter of 2004 from the same quarter in 2003. Mortgage referral fees decreased $147,000 (57.6%) from the first quarter of 2003 to the first quarter of 2004 due to a slower mortgage market.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended
	March 31,
	2004	2003
Salaries and employee benefits	$2,237,000	$2,294,000
Occupancy	427,000	381,000
Furniture and Equipment	192,000	220,000
Data processing	199,000	187,000
Advertising and marketing	132,000	96,000
Printing and supplies	67,000	78,000
Loan and collection	111,000	115,000
Other real estate, Heritage Place	156,000	34,000
Net loss on sale of OREO and other foreclosed assets	99,000	—
Other	584,000	486,000

Total	$4,204,000	$3,891,000

Average full time equivalent staff	154	152
Noninterest expense to revenue (FTE)	78.71%	81.00%

Noninterest expense for the first quarter of 2004 increased $313,000 (8.0%) to $4,204,000 from $3,891,000 in the first quarter of 2003. The increase in noninterest expense was mainly due to a $122,000 (358.8%) increase in the expense for other real estate, Heritage Place, to $156,000 from $34,000. The increase in the Heritage Place expense was mainly due to an accrual on the bonds issued by the City of Broomfield for an urban renewal project in the area where Heritage Place is located, as further described at Part II - Item 5 of this report. $99,000 of the increase in noninterest expense was due to losses on the sale of OREO and foreclosed assets. Noninterest expense excluding other real estate, Heritage Place and the OREO loss increased $92,000 (2.40%) to $3,857,000.

Provision for Income Tax

The effective tax rate for the three months ended March 31, 2004 was 28.3% and reflects a decrease from 29.2% for the three months ended March 31, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

Classified Assets

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the “classified assets” category, which includes all nonperforming assets and potential problem loans, and receive an elevated level of attention to ensure collection.

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at March 31, 2004, decreased $123,000 (8.3%) to $14.7 million from $14.8 million at December 31, 2003.

Nonperforming Loans

Loans are reviewed on an individual basis for reclassification to nonaccrual status when any one of the following occurs: the loan becomes 90 days past due as to interest or principal, the full and timely collection of additional interest or principal becomes uncertain, the loan is classified as doubtful by internal credit review or bank regulatory agencies, a portion of the principal balance has been charged off, or the Company takes possession of the collateral. Loans that are placed on nonaccrual even though the borrowers continue to repay the loans as scheduled are classified as “performing nonaccrual” and are included in total nonperforming loans. The reclassification of loans as nonaccrual does not necessarily reflect management’s judgment as to whether they are collectible.

Interest income is not accrued on loans where management has determined that the borrowers will be unable to meet contractual principal and/or interest obligations, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, any previously accrued but unpaid interest is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Interest income on nonaccrual loans, which would have been recognized during the three months ended March 31, 2004, if all such loans had been current in accordance with their original terms, totaled $22,000. Interest income actually recognized on these loans during the three months ended March 31, 2004 was $4,000.

The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

As shown in the following table, total nonperforming assets decreased $781,000 (22.9%) to $2,635,000 during the first three months of 2004. Nonperforming assets net of guarantees represent 0.32% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At March 31, 2004	At December 31, 2003
	(unaudited)
	(dollars in thousands)
Performing nonaccrual loans	$578	$337
Nonperforming, nonaccrual loans	654	948

Total nonaccrual loans	1,232	1,285
Loans 90 days past due and still accruing	11	19

Total nonperforming loans	1,243	1,304
Other real estate owned	1,381	1,543
Foreclosed assets	11	614

Total nonperforming assets	$2,635	$3,461

Nonperforming loans to total loans	0.43%	0.50%
Allowance for loan losses/nonperforming loans	232.50%	220.20%
Nonperforming assets to total assets	0.67%	0.87%
Allowance for loan losses to nonperforming assets	109.70%	84.10%

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb losses inherent in the Company’s loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s Allowance for Loan Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “loans” shall include all loans and lease contracts that are part of the Company’s portfolio.

The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent the Company’s loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Company’s method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Based on the current conditions of the loan portfolio, management believes that the $2,890,000 allowance for loan losses at March 31, 2004 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2004	2003
Balance, beginning of period	$2,872	$2,394
Loan loss provision	110	256
Loans charged off	(108)	(188)
Recoveries of previously charged-off loans	16	53

Net (charge-offs) recoveries	(92)	(135)

Balance, end of period	$2,890	$2,515

Allowance for loan losses/loans outstanding	1.00%	0.91%

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $24.0 million at March 31, 2004. This amount represents an increase of $892,000 (3.8%) from December 31, 2003.

The following summarizes the regulatory capital ratios for the periods indicated:

					To Be Well
	At March 31,		At December 31,	Minimum Regulatory	Capitalized Under Prompt Corrective
	2004	2003	2003	Requirement	Action Provisions
Tier I Capital (to risk-weighted assets)
Consolidated	8.1%	6.9%	7.8%
Bank	9.7%	9.2%	9.5%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	10.8%	10.0%	10.6%
Bank	10.6%	10.0%	10.4%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.7%	5.8%	6.6%
Bank	8.15%	7.6%	8.0%	4.0%	5.0%

Off-Balance Sheet Item

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased $800,000 to $49.8 million at March 31, 2004, from $49.0 million at December 31, 2003. The commitments represent 17.3% of the total loans outstanding at both March 31, 2004 and at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management

The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the Company’s interest rate risk management policies and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits, investing in securities and issuing debt. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin, net income and market value of equity under changing interest environments. Market value of equity is the net present value of estimated cash flows from the Company’s assets, liabilities and off-balance sheet items. The Company uses simulation models to forecast net interest margin, net income and market value of equity.

Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on net interest margin, net income and market value of equity. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.

In the simulation of net interest margin and net income under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and six additional rate ramp scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These ramp scenarios assume that interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months.

In the simulation of market value of equity under various interest rate scenarios, the forecast balance sheet is processed against seven interest rate scenarios. These seven interest rate scenarios include the flat rate scenario described above, and six additional rate shock scenarios ranging from +300 to -300 basis points around the flat scenario in 100 basis point increments. These rate shock scenarios assume that interest rates increase or decrease immediately (in a “shock” fashion) and remain at the new level in the future.

At March 31, 2004 and 2003, the results of the simulations noted above indicate that the balance sheet is slightly liability sensitive (earnings decrease when interest rates rise). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity

The Company’s principal source of asset liquidity is cash and amounts due from banks, federal funds sold, and marketable investment securities available for sale. At March 31, 2004, cash and due from banks, federal funds sold and investment securities available for sale totaled $70.7 million, representing a decrease of $8.2 million or 10.3% from December 31, 2003, and an increase of $3.4 million or 5.1% from March 31, 2003. The Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2004 generated cash flows from operations of $802,000 compared to $934,000 during the first three months of 2003. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $18.5 million during the three months ended March 31, 2004 compared to $11.0 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company invested $13 million and $1.3 million in securities and net loan growth, respectively, compared to $8.5 million and $8.1 million used to purchase investments and net loan growth, respectively, during the first three months of 2003. These changes in investment and loan balances contributed to net cash provided by investing activities of $4.4 million during the three months ended March 31, 2004, compared to net cash used in investing activities of $5.6 million during the three months ended March 31, 2003. Financing activities used net cash of $8.3 million during the three months ended March 31, 2004, compared to net cash used by financing activities of $13.4 million during the three months ended March 31, 2003. Increases in deposit balances accounted for $14.6 million of financing sources of funds during the three months ended March 31, 2004, compared to deposit balance decreases that accounted for $8.8 million of the funds used for financing activities during the three months ended March 31, 2003. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4. Controls and Procedures

The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions. All such actions are of a routine nature and arise in the normal course of business of the Bank.

Item 5 – Other Information

Heritage Place

In August 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of property from Joseph J. Fuentes and Christine R. Fuentes of undeveloped property located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020, for a purchase price of approximately $2,423,900. The second transaction involved the Bank’s purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as “The FlatIron,” for a purchase price of approximately $3,942,495. The aggregate combined purchase price for the properties was approximately $6,367,000. The parcels are collectively referred to as “Heritage Place.” When the Bank purchased the parcels that now comprise Heritage Place, the Bank intended to sell Heritage Place to an investor or group to develop Heritage Place and thereafter the Bank intended to purchase a pad within the newly developed property to open a new branch and relocate some of the Company’s and the Bank’s administrative offices.

The Bank entered into a letter of intent in September 2002 with Heritage Place Holdings, LLC and Heritage Place Partners, LLC (together, the “Developers”) that discussed the proposed sale of Heritage Place to the Developers along with the Bank’s right to purchase a pad inside Heritage Place once the development was complete. At the time the Bank executed the letter of intent, the individual members of the Developers included Mr. Beauprez, as well as others unaffiliated with the Company or the Bank. In September 2002, officers of the Bank and the Company met with representatives of the Federal Reserve Bank and the Colorado Division of Banking to discuss the relationship of the proposed transaction to federal and state banking laws and regulations and to provide an opportunity for federal and state banking regulators to comment upon the letter of intent. In November 2002, the Bank and the Developers terminated the letter of intent because the development project was no longer economically feasible to the Developers due to market conditions.

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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of March 31, 2004, the Bank had capitalized total costs of $9,952,550 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $199,424 for the three months ended March 31, 2004, largely related to holding the property. Of this amount, $42,523 was accrued for real estate taxes and $145,839 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser in May 2003, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

Other Property

In October 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. The Bank has started construction on a new branch on this property. An application for a new branch has been approved by the Federal Reserve and the CDB. The Bank anticipates opening the Firestone branch in the fourth quarter of 2004.

In December 2002, the Bank purchased undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank has entered into a contract to sell this property in the third quarter of 2004.

In April 2004, the Bank entered into a non-binding letter of intent to purchase undeveloped property located in Longmont, Colorado. The Bank intends to build a new branch on this property. The purchase is contingent upon the parties entering into an acceptable purchase agreement.

Item 6 – Exhibits and Reports on Form 8-K

a. Exhibits.

The following documents are included or incorporated by reference in this quarterly report on Form 10-Q, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.4*	Indexed Salary Continuation Plan of Heritage Bank

10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

b. Reports on Form 8-K

     During the quarter ended March 31, 2004, the Company filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION (Registrant)

Date: June 24, 2004	By:	/s/ William A. Mitchell, Jr. William A. Mitchell, Jr. Chief Executive Officer and President (Principal Executive Officer)

Date: June 24, 2004	By:	/s/ Alice M. Voss Alice M. Voss Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.4*	Indexed Salary Continuation Plan of Heritage Bank

10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference