Form 10KSB/A
period 2003-12-31
FRONT RANGE CAPITAL CORP
filed 2004-06-30
CIK 813964

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB/A.
☑

The aggregate market value of the voting stock, including common stock and stock convertible into common stock, held by non-affiliates of the registrant, as of June 29, 2004, was approximately $17,717,940. This computation excludes a total of 547,324 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

Issuer’s revenues for its most recent fiscal year is approximately $26,882,000.

The number of shares outstanding of Registrant’s classes of common stock, as of June 29, 2004, was 1,887,369 shares of Common Stock, $0.001 par value, which includes 1,849,264 shares of Registrant’s Class A voting Common Stock and 38,105 shares of Registrant’s Class B Non-Voting Common Stock.

The following documents are incorporated herein by reference into the parts of Form 10-KSB/A indicated: None.

Front Range Capital Corporation (the “Company”) is filing this Annual Report on Form 10-KSB/A for the year ended December 31, 2003, originally filed on March 30, 2004, solely to amend specific items of the Form 10-KSB to reflect a restatement of the Company’s consolidated financial statements for an adjustment in the accounting treatment for certain components of the Company’s deferred compensation agreements.

The Company reviewed its previously adopted accounting treatment for the its Executive Retirement Plan adopted in 1995 and Indexed Salary Continuation Plan adopted in 1998 (together, the “Plans”), in light of an Interagency Advisory released jointly by federal bank regulatory agencies regarding the accounting treatment for certain deferred compensation agreements. The Company’s Audit Committee, management and independent accountants reviewed the Plans and determined that restatement of its consolidated financial statements for 2003 and 2002 was appropriate. Previously, the liability recorded by the Company for the Plans did not consider a portion of the obligation which continues until the employee’s death and certain vesting provisions. See Note 19 to the consolidated financial statements.

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, the Company’s Annual Reports on Form 10-KSB/A and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

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

Maintaining strong asset quality. As a result of its disciplined credit underwriting and loan administration, the Company has maintained good asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $398.2 million at December 31, 2003. Over this same period, total loans (net of unearned income) increased from $3.7 million to $285.6 million and total deposits have risen from $4.9 million to $303.5 million. Over the past two calendar years, total assets have grown from $298.3 million at December 31, 2001 to $398.2 million at December 31, 2003, total loans increased from $234.3 million to $285.6 million and total deposits rose from $242.4 million to $303.5 million. Despite this growth, the Company’s ratio of nonperforming assets to total assets at December 31, 2003 was 0.9%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result.

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

As of June 29, 2004, the Company employed 150 persons on a full-time equivalent basis and a total of 160 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company’s nor the Bank’s officers is employed pursuant to an employment contract.

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

The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2003, on a consolidated basis, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 7.8% and its ratio of total capital to total risk-weighted assets was 10.6%.

The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2003, the Company’s leverage ratio was 6.6%.

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

Securities Laws. The Company’s common stock is not publicly traded, but the Company currently files reports with the Securities and Exchange Commission under Section 13(a) of the Exchange Act due to the registration of the Trust Preferred Securities and files annual, quarterly and periodic reports. Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are not available on our website at www.heritagebanks.com because they are available free of charge to shareholders by written request to Front Range Capital Corporation, Attn: Alice M. Voss, 1020 Century Drive, Suite 202, Louisville, Colorado 80027. The Company is not required to deliver an annual report to common security holders and does not currently intend to send such an annual report voluntarily.

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

The Bank currently is classified as “well capitalized.” At December 31, 2003, the Bank’s Tier 1 capital to risk-weighted assets ratio was 9.5%, total capital to risk-weighted assets ratio was 10.4% and its leverage ratio was 8.0%.

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

There is no established public trading market for the Common Stock of the Company. No dividends on the Company’s Common Stock have been paid. As of June 29, 2004, the Common Stock, including preferred stock convertible into common stock on a one-to-one basis, was held by 150 holders of record.

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

Restatement of Prior Year Amounts

As described in Note 19 to the audited consolidated financial statements, the Company is restating its financial statements to reflect a correction in the accounting for certain deferred compensation agreements. The following table summarizes the effects of the accounting restatements to prior reporting periods:

	As of and for the year ended December 31,
	2003	2002	2001
Net income:
As previously reported	$776,000	$1,440,000	$1,860,000
Adjustment for Plans	$0	$(135,000)	$(176,000)
As restated	$776,000	$1,305,000	$1,684,000

Earnings per common share:
As previously reported	$0.36	$0.79	$1.26
Adjustment for Plans	$0	$(0.08)	$(0.13)
As restated	$0.36	$0.71	$1.13

Shareholders equity:
As previously reported	$23,785,000	$20,649,000	$13,541,000
Adjustment for Plans	$(613,000)	$(613,000)	$(478,000)
As restated	$23,172,000	$20,036,000	$13,063,000

The changes to the December 31, 2003 and 2002 balance sheets are to increase other liabilities by $973,000, increase deferred income taxes by $360,000 and reduce retained earnings by $613,000. The changes to the income statement for the year ended December 31, 2002 are to increase salaries and employee benefits expense by $215,000, reduce income tax expense by $80,000 and reduce net income by $135,000.

The following management’s discussion and analysis reflects the changes described above.

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

Net Income

Following is a summary of the Company’s net income for the past three years (dollars in thousands, except per share amounts):

Components of Net Income

Year ended December 31,	2003	2002	2001
Net interest income*	$16,371	$15,037	$12,398
Provision for loan losses	(2,234)	(1,218)	(850)
Noninterest income	3,625	2,888	2,294
Noninterest expense	(16,695)	(14,799)	(11,302)
Taxes*	(291)	(603)	(856)

	$776	$1,305	$1,684

Net income per average fully-diluted share	$0.36	$0.71	$1.13
Net income as a percentage of average shareholders’ equity	3.63%	6.95%	13.27%
Net income as a percentage of average total assets	0.20%	0.39%	0.63%

*Fully tax-equivalent (FTE)

The Company achieved earnings of $776,000 in 2003, representing a 40.5% decrease from the $1.3 million earned in 2002, which was down 22.5% from 2001 earnings of $1.7 million. Net interest income on a fully tax-equivalent basis for 2003 increased $1.3 million (8.9%) compared to 2002. Higher average balances of interest earning assets increased interest income on a fully tax-equivalent basis by $2.4 million, while changes in interest rates reduced interest income on a fully tax-equivalent basis by $2.0 million. The loan loss provision was increased by $1.0 million (83.4%), and noninterest income grew $737,000 (25.5%). Partially offsetting this higher revenue, noninterest expense expanded $1.9 million (12.8%).

Earnings in 2002 decreased $379,000 or 22.5% from 2001. Net interest income (FTE) grew $2.6 million (21.3%). Higher average balances of interest earning assets increased interest income by $5.5 million that was partially offset by changes in interest rates that reduced interest income by $4.0 million. The loan loss provision was increased by $368,000 in 2002 from 2001, and noninterest income increased $594,000 (25.9%) while noninterest expense also increased $3.5 million (30.9%).

The Company’s return on average total assets was 0.20% in 2003, compared to 0.39% and 0.63% in 2002 and 2001, respectively. Return on average equity in 2003 was 3.63%, compared to 6.95% in 2002 and 13.27% percent in 2001.

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

	Year ended December 31, 2003
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans (3)	$276,218	$21,065	7.63%
Allowance for loan losses	(2,519)
Investment securities - taxable	44,776	1,565	3.50%
Investment securities - nontaxable	13,602	975	7.17%
Federal funds sold	3,729	43	1.15%

Total earning assets	$335,806	$23,648	7.04%
Other assets	43,455

Total assets	$379,261

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$119,536	$1,296	1.08%
Savings deposits	13,906	51	0.37%
Time deposits	125,413	3,637	2.90%
Federal funds purchased	15,944	196	1.23%
Other short-term borrowed funds	3,542	103	2.91%
Long-term debt	18,238	894	4.90%
Trust preferred securities	9,200	1,100	11.96%

Total interest-bearing liabilities	$305,779	$7,277	2.38%
Noninterest-bearing demand	48,248
Other liabilities	3,830
Shareholders’ equity	21,404

Total liabilities and shareholders’ equity	$379,261

Net interest spread (1)			4.66%
Net interest income and interest margin (2)		$16,371	4.88%

(1)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2002
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans (3)	$259,979	$21,065	8.10%
Allowance for loan losses	(2,347)
Investment securities - taxable	28,730	1,416	4.93%
Investment securities - nontaxable	10,098	767	7.60%
Federal funds sold	4,477	55	1.23%

Total earning assets	$300,937	$23,303	7.74%
Other assets	36,999

Total assets	$337,936

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,460	$1,780	1.66%
Savings deposits	12,798	90	0.70%
Time deposits	104,508	3,933	3.76%
Federal funds purchased	11,040	215	1.95%
Other short-term borrowed funds	12,082	351	2.91%
Long-term debt	15,478	805	5.20%
Trust preferred securities	9,200	1,092	11.87%

Total interest-bearing liabilities	$272,566	$8,266	3.03%
Noninterest-bearing demand	43,333
Other liabilities	3,257
Shareholders’ equity	18,780

Total liabilities and shareholders’ equity	$337,936

Net interest spread (1)			4.71%
Net interest income and interest margin (2)		$15,037	5.00%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2001
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid
Assets
Loans(3)	$210,866	$20,279	9.62%
Allowance for loan losses	(2,198)
Investment securities - taxable	20,306	1,197	5.89%
Investment securities - nontaxable	9,348	668	7.15%
Federal funds sold	515	27	5.24%

Total earning assets	$238,837	$22,171	9.28%
Other assets	26,915

Total assets	$265,752

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$85,527	$2,379	2.78%
Savings deposits	10,587	193	1.82%
Time deposits	82,001	4,747	5.79%
Federal funds purchased	5,788	252	4.35%
Other short-term borrowed funds	11,688	498	4.26%
Long-term debt	10,138	599	5.91%
Trust preferred securities	9,164	1,105	12.06%

Total interest-bearing liabilities	$214,893	$9,773	4.55%
Noninterest-bearing demand	35,200
Other liabilities	2,964
Shareholders’ equity	12,695

Total liabilities and shareholders’ equity	$265,752

Net interest spread (1)			4.74%
Net interest income and interest margin (2)		$12,398	5.19%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

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

Noninterest Expense

Salaries and Benefits. Salary and benefit expenses increased $1.0 million (12.4%) to $9.2 million in 2003 compared to 2002. Base salaries increased $696,000 (11.8%) to $6.6 million in 2003. The increase in base salaries was mainly due to the Bank expanding its administrative staff in order to better handle the growth in assets, branch locations and employees that the Bank has experienced in the last few years. These results are consistent with the Bank’s strategy of paying competitive salaries. Incentive and commission-related expenses increased $168,000 (23.3%) to $893,000 in 2003. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $149,000 (9.4%) to $1.7 million during 2003.

Salary and benefit expenses increased $1.7 million (27.0%) to $8.0 million in 2002 compared to 2001. Incentive and commission related salary expenses increased $131,000 (22.1%) to $724,000 in 2002. Base salaries and benefits increased $1.6 million (27.5%) to $7.5 million in 2002. The increase in base salaries of $1.4 million was mainly due to adding 28 full time equivalent employees, opening a new branch in 2002 and increasing administrative staff to better support the branches.

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

Provision for Taxes

The effective tax rate on income was (14.8%), 17.1% and 26.5% in 2003, 2002, and 2001, respectively. The effective tax rate was lower than the federal statutory tax rate due to tax-exempt income and non-taxable non-qualified employee retirement plan income. Tax-free income of $361,000, $284,000, and $227,000, respectively, from investment securities in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company’s key financial ratios for the past three years:

Year ended December 31,	2003	2002	2001
Return on average total assets	0.20%	0.39%	0.63%
Return on average shareholders’ equity	3.63%	6.95%	13.27%
Average shareholders’ equity to average assets	5.64%	5.58%	4.78%
Common shareholders’ dividend payout ratio	0.0%	0.0%	0.0%

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

ITEM 7. FINANCIAL STATEMENTS

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY’S AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001. SEE NOTE 19 TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATES TO APPLYING REQUIRED ACCOUNTING TREATMENT FOR CERTAIN DEFERRED COMPENSATION ARRANGEMENTS.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s executive officers and directors and the executive officers and directors of the Bank:

		Position with Front
Name	Age	Range Capital Corporation	Position with Heritage Bank
William A. Mitchell, Jr.	44	Chairman of the Board; President	Director, Chief Executive Officer
			and President
Claudia A. Beauprez	54	Director; Secretary and Treasurer	Chairwoman of the Board
Victor Fruehauf	67	Director	Director
Larry W. Gibson	63	—	Director; Senior Vice President
William G. Hofgard	72	Director	Director
W. Bruce Joss	54	Director	Director, Secretary
Edwin S. Kanemoto	54	Director	Director

		Position with Front
Name	Age	Range Capital Corporation	Position with Heritage Bank
Robert W. Lathrop	64	Director	Director
Alice M. Voss	50	Chief Financial Officer	Chief Operating Officer, Assistant
			Secretary
Robert L. Davis, Jr.	47	—	Executive Vice President—Branch
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

Alice M. Voss became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for 15 years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Mrs. Voss has worked in the banking industry since 1971. Mrs. Voss has been an active member in several community organizations, including Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers’ Network, is President of the board of directors of HospiceCare of Boulder and Broomfield Counties and Immediate Past President of Coal Creek Rotary Club.

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

b.	Code of Ethics and Code of Business Conduct

The Company has adopted a code of business conduct that applies to all officers, directors and employees and a code of ethics that applies to principal executive officers and senior financial officers. Copies of both codes are attached as exhibits to this report and copies are available without charge, upon request, to Alice M. Voss at Front Range Capital Corporation, 1020 Century Drive, Suite 202, Louisville, Colorado 80027.

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

		Annual Compensation(1)
				All Other
	Year	Salary	Bonus(2)	Compensation(3)
William A. Mitchell, Jr.,	2003	$152,640	$25,312	$25,154
President/CEO of the Company	2002	119,728	35,054	22,145
and the Bank	2001	101,754	30,000	11,342
Alice M. Voss,	2003	119,017	15,863	26,437
Chief Financial Officer of the Company,	2002	107,344	28,710	41,524
Chief Operating Officer of the Bank	2001	100,976	30,000	25,558
Robert L. Davis, Jr.,	2003	111,905	14,850	18,373
Executive Vice President—Branch	2002	93,145	21,848	27,594
Administration of the Bank	2001	82,202	15,549	13,177
Mark J. Martinez, Executive Vice President—	2003	117,053	15,525	1,845
Corporate Services of the Bank(4)	2002	53,656	14,355	—

(1)	The named executive officers also received personal benefits from the Company and the Bank in the form of payments for premiums for health insurance, life insurance, long-term disability insurance, dental insurance and use of company-owned automobiles. The total amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonuses reported for each of the named executive officers.

(2)	Bonus shown for year earned and paid in the following year.

(3)	Includes Company contributions to the 401-k, the Indexed Salary Continuation Plan and the reportable income representing the economic value of the Split Dollar Life Insurance Plan for each executive.

(4)	Mr. Martinez resigned from the Bank effective February 27, 2004.

a.	401(k) Stock Option Plans

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

Indexed Salary Continuation Plan and Split Dollar Life Insurance Plan. The Bank established an Indexed Salary Continuation Plan in 1998 (“Index Plan”). The Index Plan provides supplemental retirement benefits to certain of the Bank’s executive officers and other key employees. Participants are fully vested at age 65. Pursuant to the terms of the Index Plan and a related Split Dollar Life Insurance Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten or fifteen year period following such person’s retirement from the Bank. All of the named executive officers are participants in the Index Plan. At June 29, 2004, they had accrued approximately the following years of service under the plan: Mr. Mitchell—6 years; Mrs. Voss—8 years; and Mr. Davis—10 years.

d.	Executive Agreements

Neither the Company nor the Bank has entered into any employment or change-in-control agreements with any of its respective executive officers or directors.

e.	Director Compensation

In 2003 directors of the Bank who are not also executive officers of the Bank received $1,000 per month for their service on the Board, whether or not they attended Board meetings. No additional compensation was paid for serving on a committee. Directors of the Bank who are also Bank officers receive no additional compensation for their role as directors. Certain directors also received payments from the Company as described under Item 12 of this report. Each director also was covered by directors’ and officers’ liability insurance as described above.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company does not have any compensation plans under which the Company’s equity securities are authorized for issuance.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 29, 2004, by (1) each of the Company’s directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the Common Stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares and the address of each shareholder is the same as the Company’s address. There are no arrangements upon which operation at a subsequent date would result in a change of control of the Company or the Bank.

Common Stock Ownership

			Percentage of
	Number of shares		common stock
Beneficial Owners	beneficially owned		outstanding(1)
5% Holders
Robert L. and Claudia A. Beauprez	424,836	(2)	22.38%
Financial Stocks Capital Partnership II L.P. 441 Vine Street, Suite 507 Cincinnati, OH 45202	222,225		11.77%
Donald Imel	109,960	(3)	5.79%
Directors and Executive Officers
Alice M. Voss	1,500		*
Robert L. Davis, Jr.	4,078	(4)	*
Victor Fruehauf	20,000		1.05%
Larry W. Gibson	25,260	(5)	1.33%
William G. Hofgard	35,000	(6)	1.84%
W. Bruce Joss	6,000	(7)	*
Edwin S. Kanemoto	4,200	(8)	*
Robert W. Lathrop	6,400	(9)	*
William A. Mitchell, Jr.	20,050	(10)	1.06%
Directors and executive officers as a group (10 persons)	547,324		28.12%

* Indicates ownership which does not exceed 1.0%.

(1)	The percentage beneficially owned was calculated based on 1,887,369 shares of common stock and 10,500 shares of convertible preferred stock outstanding. With respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently outstanding 5,000 shares of 1987 series A preferred stock and 5,500 shares of 1988 Series A Preferred Stock that are convertible into common stock on a one-to-one basis.

(2)	Includes 270,913 shares of common stock and 4,416 shares of preferred stock convertible into common stock on a one-to-one basis held jointly by Mr. and Mrs. Beauprez, 145,742 shares owned solely by Mr. Beauprez to which Mrs. Beauprez disclaims any beneficial ownership, and 3,765 shares owned solely by Mrs. Beauprez to which Mr. Beauprez disclaims any beneficial ownership. Mrs. Beauprez is a director of the Company.

(3)	Includes 6,500 shares held of record by the Imel Family LLC of which Mr. Imel is a principal and 4,417 shares of preferred stock convertible into common stock on a one-to-one basis.

(4)	Includes 3,078 shares held by First Trust Corp. as IRA custodian for the benefit of Mr. Davis.

(5)	Held by A.G. Edwards as IRA custodian for the benefit of Mr. Gibson.

(6)	Includes 16,667 shares held by Resources Trust Co. for the benefit of Mr. Hofgard.

(7)	Includes 5,500 shares held jointly by Mr. Joss and his wife and 500 shares held solely by Mrs. Joss.

(8)	Includes 1,332 shares held by Edward D. Jones as custodian for the benefit of Mr. Kanemoto, 668 shares held solely by Mr. Kanemoto and 2,200 shares held jointly by Mr. Kanemoto and his wife.

(9)	Includes 3,000 shares held by Edward D. Jones as IRA custodian for the benefit of Mr. Lathrop, 1,000 shares held by Edward D. Jones as custodian for the benefit of Mr. Lathrop’s wife, and 2,400 shares held solely by Mr. Lathrop.

(10)	Includes 6,500 shares held jointly by Mr. Mitchell and his wife, 13,450 shares held by Resources Trust Co. for the benefit of Mr. Mitchell and 100 shares held by Mr. and Mrs. Mitchell for the benefit of their minor daughter.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.	Exhibits.

The following documents are included or incorporated by reference in this annual report on Form 10-KSB/A, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of Front Range Capital Corporation.

3.2 (2)	Articles of Third Amendment to the Articles of Incorporation.

3.3 (1)	Bylaws of Front Range Capital Corporation

4.1 (1)	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2 (1)	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3 (1)	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4 (1)	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

Exhibit No.	Description
4.5(1)	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6(1)	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7(1)	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8(1)	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1(1)	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2(1)	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3(3)	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4(3)	Lease Agreement between Heritage Bank and Columbine West LLC

10.5(1)	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7(1)	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8(1)	Indexed Salary Continuation Plan of Heritage Bank

10.9(1)	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1(4)	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2(4)	Code of Business Conduct

24.1(4)	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1(4)	Charter of the Audit Committee of Front Range Capital Corporation

(1)	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

(2)	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(4)	Previously filed with the Company’s Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

b.	Reports on Form 8-K.

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

FRONT RANGE CAPITAL CORPORATION (Registrant)

By:	/s/ William A. Mitchell, Jr.	6/30/04

	William A. Mitchell, Jr., Chairman and President	(Date)
(principal executive officer)

By:	/s/ Alice M. Voss	6/30/04

	Alice M. Voss, Chief Financial Officer	(Date)
(principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William A. Mitchell, Jr.	6/30/04

William A. Mitchell, Jr., Chairman	(Date)

/s/ Claudia A. Beauprez by Alice M. Voss, attorney-in-fact	6/30/04

Claudia A. Beauprez, Director	(Date)

/s/ Victor Fruehauf by Alice M. Voss, attorney-in-fact	6/30/04

Victor Fruehauf, Director	(Date)

/s/ William G. Hofgard by Alice M. Voss, attorney-in-fact	6/30/04

William G. Hofgard, Director	(Date)

W. Bruce Joss, Director	(Date)

/s/ Edwin S. Kanemoto by Alice M. Voss, attorney-in-fact	6/30/04

Edwin S. Kanemoto, Director	(Date)

/s/ Robert W. Lathrop by Alice M. Voss, attorney-in-fact	6/30/04

Robert W. Lathrop, Director	(Date)

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

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Front Range Capital Corporation and Subsidiaries
Louisville, Colorado

We have audited the accompanying consolidated balance sheet of Front Range Capital Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Front Range Capital Corporation and Subsidiaries for the year ended December 31, 2002, before they were restated for the matter discussed in Note 19 to the financial statements, were audited by other auditors whose report dated February 6, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2003 and 2002, its consolidated statement of stockholders’ equity for the year ended December 31, 2003, and its consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2002 to reflect a correction in the accounting for certain deferred compensation agreements.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed above, the financial statements of Front Range Capital Corporation as of December 31, 2002 and for the year then ended were audited by other auditors who have not registered with the Public Company Accounting Oversight Board. As described in Note 19, these financial statements have been restated. We audited the adjustments described in Note 19 that were applied to restate the 2002 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
February  6, 2004, except
for Note 19 as to which
the date is June 29, 2004

INDEPENDENT AUDITORS’ REPORT

THE FOLLOWING REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY FORTNER BAYENS LEVKULICH AND CO., P.C. ON FEBRUARY 6, 2003 AND HAS NOT BEEN REISSUED.

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

/s/ Fortner Bayens Levkulich and Co., P.C.

Denver, Colorado
February 6, 2003

F-1(a)

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(Restated–See Note 19)	(Restated–See Note 19)
ASSETS
Cash and due from banks (Note 2)	$16,304,000	$14,367,000
Federal funds sold	—	22,275,000

Cash and cash equivalents	16,304,000	36,642,000
Securities available for sale (Note 3)	62,591,000	51,257,000
Nonmarketable securities (Note 4)	3,434,000	3,352,000
Loans, net of allowance for loan losses of $2,872,000 in 2003 and $2,394,000 in 2002 (Note 5)	282,760,000	266,154,000
Premises and equipment, net (Note 6)	10,355,000	10,787,000
Other real estate owned (Note 6)	9,714,000	8,066,000
Foreclosed assets	614,000	76,000
Accrued interest receivable	1,326,000	1,385,000
Deferred income taxes (Note 11)	1,804,000	1,285,000
Bank owned life insurance	7,692,000	7,011,000
Other assets	1,598,000	1,575,000

Total assets	$398,192,000	$387,590,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits: (Note 7)
Noninterest bearing	$53,609,000	$49,371,000
Interest bearing	249,904,000	273,754,000

Total deposits	303,513,000	323,125,000
Federal funds purchased	5,425,000	—
Short-term funds borrowed (Note 9)	35,650,000	12,500,000
Long-term debt (Note 8)	16,981,000	18,563,000
Trust preferred securities (Note 10)	9,200,000	9,200,000
Accrued interest payable	521,000	882,000
Other liabilities	3,730,000	3,284,000

Total liabilities	375,020,000	367,554,000

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY (Notes 12 and 14)
Convertible preferred stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 14,117 shares	—	—
Additional paid-in capital, preferred stock	3,670,000	3,670,000
Common stock, Class A (voting) and Class B (nonvoting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 2003 1,887,369 shares; 2002 1,665,144 shares	2,000	2,000
Additional paid-in capital, common stock	11,282,000	8,521,000
Retained earnings	7,975,000	7,348,000
Accumulated other comprehensive income	243,000	495,000

Total stockholders’ equity	23,172,000	20,036,000

Total liabilities and stockholders’ equity	$398,192,000	$387,590,000

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002

	2003	2002
		(Restated — See Note 19)
Interest and dividend income:
Loans, including fees	$21,035,000	$21,027,000
Investment securities:
Taxable	1,421,000	1,259,000
Tax-exempt	614,000	483,000
Dividends	144,000	157,000
Federal funds sold and other	43,000	55,000

Total interest income	23,257,000	22,981,000

Interest expense:
Deposits	4,984,000	5,803,000
Federal funds purchased	196,000	215,000
Short-term funds borrowed	103,000	351,000
Long-term debt	894,000	805,000
Trust preferred securities	1,100,000	1,092,000

Total interest expense	7,277,000	8,266,000

Net interest income	15,980,000	14,715,000
Provision for loan losses	2,234,000	1,218,000

Net interest income after provision for loan losses	13,746,000	13,497,000

Noninterest income:
Customer service fees	1,924,000	1,703,000
Gain on sale of available for sale securities	54,000	33,000
Mortgage referral fees	988,000	710,000
Other	659,000	442,000

Total noninterest income	3,625,000	2,888,000

Noninterest expenses:
Salaries and employee benefits	9,217,000	8,203,000
Occupancy expense	1,602,000	1,401,000
Furniture and equipment	872,000	830,000
Data processing	790,000	717,000
Marketing	492,000	589,000
Printing and supplies	247,000	323,000
Loan and collection	357,000	289,000
ATM and debit card	319,000	214,000
Other real estate, Heritage Place	564,000	661,000
Loss on sale of other real estate owned	100,000	—
Writedown of other real estate owned	361,000	—
Other	1,774,000	1,572,000

Total noninterest expenses	16,695,000	14,799,000

Income before income taxes	676,000	1,586,000
Income tax expense (benefit) (Note 11)	(100,000)	281,000

Net income	$776,000	$1,305,000

Earnings per share:
Basic	$0.36	$0.71
Diluted	0.36	0.71

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003 and 2002
(Restated — See Note 19)

		Additional		Additional		Accumulated
	Convertible	Paid-in Capital		Paid-in		Other
	Preferred	on Convertible	Common	Capital on	Retained	Comprehensive
	Stock	Preferred Stock	Stock	Common Stock	Earnings	Income	Total
Balance, December 31, 2001, as restated	$—	$3,670,000	$1,000	$4,563,000	$6,213,000	$32,000	$14,479,000
Sale of 337,400 shares of common stock, net of $268,000 issuance cost	—	—	1,000	3,958,000	—	—	3,959,000
Comprehensive income:
Net income	—	—	—	—	1,305,000	—	1,305,000
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	463,000	463,000

Total comprehensive income							1,768,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(170,000)	—	(170,000)

Balance, December 31, 2002, as restated	—	3,670,000	2,000	8,521,000	7,348,000	495,000	20,036,000
Sale of 222,225 shares of common stock, net of $239,000 issuance cost	—	—	—	2,761,000	—	—	2,761,000
Comprehensive income:
Net income	—	—	—	—	776,000	—	776,000
Change in net unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(252,000)	(252,000)

Total comprehensive income							524,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(149,000)	—	(149,000)

Balance, December 31, 2003, as restated	$—	$3,670,000	$2,000	$11,282,000	$7,975,000	$243,000	$23,172,000

See Notes to Consolidated Financial Statements.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002
		(Restated - See Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776,000	$1,305,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,020,000	997,000
Net amortization of securities	477,000	174,000
Gain on sale of available for sale securities	(54,000)	(33,000)
Provision for loan losses	2,234,000	1,218,000
Deferred income tax benefit	(370,000)	(99,000)
Change in assets and liabilities:
Accrued interest receivable	59,000	(92,000)
Other assets	(241,000)	(2,443,000)
Accrued interest payable	(361,000)	121,000
Other liabilities	446,000	1,012,000

Net cash provided by operating activities	3,986,000	2,160,000

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available for sale:
Sales	6,796,000	2,941,000
Maturities, prepayments and calls	29,374,000	7,178,000
Purchases	(48,327,000)	(32,493,000)
Purchases of nonmarketable securities	(82,000)	(725,000)
Loan originations and principal collections, net	(21,611,000)	(35,235,000)
Purchases of premises and equipment	(588,000)	(4,913,000)
Proceeds from sale of foreclosed assets	121,000	140,000

Net cash (used in) investing activities	(34,317,000)	(63,107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(19,612,000)	80,753,000
Net increase (decrease) in short-term borrowings	28,575,000	(5,500,000)
Proceeds from the issuance of long-term debt	—	7,700,000
Repayment of long-term debt	(1,582,000)	(383,000)
Cash dividends paid on 2000 Series B Preferred Stock	(149,000)	(170,000)
Proceeds from the issuance of common stock, net	2,761,000	3,959,000

Net cash provided by financing activities	9,993,000	86,359,000

(Continued)

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003 and 2002

	2003	2002
		(Restated - See Note 19)
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

Basic and diluted earnings per common share have been computed based on the following as of December 31, 2003 and 2002:

	2003	2002
		(Restated - See Note 19)
Numerator:
Net income	$776,000	$1,305,000
Less preferred stock dividends	149,000	170,000

Net income applicable to common stock	$627,000	$1,135,000

Denominator, average number of common shares outstanding	1,742,000	1,602,000

Basic and diluted earnings per common share	$0.36	$0.71

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

Note 11. Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
		(Restated-See Note 19)
Current tax provision:
Federal	$259,000	$460,000
State	11,000	—

	270,000	460,000

Deferred tax provision (benefit):
Federal	(341,000)	(165,000)
State	(29,000)	(14,000)

	(370,000)	(179,000)

	$(100,000)	$281,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for the years ended December 31, 2003 and 2002 as follows:

	2003	2002
Statutory federal tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(3.0)	(0.9)
Tax-exempt income, net	(29.5)	(8.9)
Earnings on bank owned life insurance	(12.6)	(4.6)
Other, net	(3.7)	(1.9)

Effective tax rates	(14.8)%	17.7%

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

Listed below are the components of the net deferred income taxes at December 31, 2003 and 2002:

	2003 (Restated-See Note 19)	2002 (Restated-See Note 19)
Deferred tax assets:
Allowance for loan losses	$737,000	$648,000
Nonqualified employee retirement plan	904,000	781,000
Depreciation	217,000	141,000
Amortization of Trust Preferred Security offering costs	65,000	43,000
Other assets	69,000	—

Total deferred tax assets	1,992,000	1,613,000

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(143,000)	(292,000)
Federal Home Loan Bank stock dividends	(45,000)	(36,000)

Total deferred tax liabilities	(188,000)	(328,000)

Net deferred tax asset	$1,804,000	$1,285,000

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

					To Be Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
			(Restated — See Note 19)
As of December 31, 2003:
Total Capital (to risk weighted assets) Consolidated	$34,649	10.6%	$26,067	8.0%	N/A	N/A
Bank	33,840	10.4	26,005	8.0	$32,507	10.0%
Tier 1 Capital (to risk weighted assets) Consolidated	25,526	7.8	13,033	4.0	N/A	N/A
Bank	30,968	9.5	13,003	4.0	19,504	6.0
Tier 1 Capital (to average assets) Consolidated	25,526	6.6	15,461	4.0	N/A	N/A
Bank	30,968	8.0	15,435	4.0	19,293	5.0
As of December 31, 2002:	(Restated — See Note 19)
Total Capital (to risk weighted assets) Consolidated	$31,010	10.0%	$24,720	8.0%	N/A	N/A
Bank	30,931	10.0	24,660	8.0	$30,825	10.0%
Tier 1 Capital (to risk weighted assets) Consolidated	19,416	6.3	12,360	4.0	N/A	N/A
Bank	28,537	9.3	12,330	4.0	18,495	6.0
Tier 1 Capital (to average assets) Consolidated	19,416	5.2	14,865	4.0	N/A	N/A
Bank	28,537	7.7	14,836	4.0	18,545	5.0

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

The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $7,962,000 and $7,011,000 at December 31, 2003 and 2002, respectively, and is reported as bank owned life insurance. The liability recorded under these agreements was $2,441,000 and $2,109,000 as of December 31, 2003 and 2002, respectively, and is included in other liabilities. The 2003 and 2002 expenses related to the deferred compensation agreements were $332,000 and $490,000, respectively.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Condensed Financial Statement of Parent Company

Financial information pertaining only to Front Range Capital Corporation is as follows:

BALANCE SHEETS
December 31, 2003 and 2002

	2003 (Restated-See Note 19)	2002 (Restated-See Note 19)
ASSETS
Cash	$43,000	$36,000
Investment in Heritage Bank	31,438,000	29,032,000
Investment in Front Range Capital Trust I	285,000	285,000
Due from Heritage Bank	110,000	—
Goodwill, net of amortization	125,000	125,000
Trust preferred securities issuance cost	613,000	700,000
Other	43,000	43,000

	$32,657,000	$30,221,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued interest payable	$—	$—
Notes payable	—	700,000
Junior Subordinated Debentures	9,485,000	9,485,000

Total liabilities	9,485,000	10,185,000
STOCKHOLDERS’ EQUITY	23,172,000	20,036,000

	$32,657,000	$30,221,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME
Years Ended December 31, 2003 and 2002

	2003	2002 (Restated—See Note 19)
Income:
Dividends from bank	$755,000	$900,000
Other	—	1,000
Interest	31,000	39,000

Total revenue	786,000	940,000

Expenses:
Professional fees	82,000	77,000
Other	4,000	15,000
Interest	1,157,000	1,150,000

Total operating expenses	1,243,000	1,242,000

Net operating (loss)	(457,000)	(302,000)
Income tax benefit	449,000	441,000

Income before equity in undistributed income of subsidiaries	(8,000)	139,000
Equity in undistributed net income of subsidiaries	784,000	1,166,000

Net income	$776,000	$1,305,000

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002

	2003	2002 (Restated—See Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$776,000	$1,305,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(784,000)	(1,166,000)
Amortization	87,000	88,000
Change in operating assets and liabilities:
Accrued interest payable	—	(27,000)
Amount due from subsidiaries	(110,000)	10,000
Income taxes	—	(22,000)
Other	—	37,000

Net cash provided by (used in) operating activities	(31,000)	225,000

CASH FLOWS FROM INVESTING ACTIVITIES, investment in subsidiary bank	(1,874,000)	(1,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,250,000	700,000
Payments on short-term borrowings	(1,950,000)	(3,000,000)
Cash dividends paid on 2000 Series B Preferred Stock	(149,000)	(169,000)
Sale of common stock, net	2,761,000	3,959,000

Net cash provided by financing activities	1,912,000	1,490,000

Net change in cash and cash equivalents	7,000	15,000
CASH AND CASH EQUIVALENTS
Beginning	36,000	21,000

Ending	$43,000	$36,000

Note 18. Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the periods indicated:

	Quarter Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2003
Total interest income	$5,804,000	$5,781,000	$5,732,000	$5,940,000
Net interest income	4,164,000	3,997,000	3,895,000	3,924,000
Provision for loan losses	829,000	557,000	592,000	256,000
Net income	(41,000)	137,000	251,000	429,000
Earnings per common share:
Basic	(0.06)	0.06	0.13	0.23
Diluted	(0.06)	0.06	0.13	0.23
Dividends declared per share	0.00	0.00	0.00	0.00
Year Ended December 31, 2002 (restated)
Total interest income	$5,966,000	$5,902,000	$5,779,000	$5,334,000
Net interest income	3,800,000	3,834,000	3,786,000	3,295,000
Provision for loan losses	532,000	337,000	235,000	114,000
Net income	141,000	211,000	492,000	461,000
Earnings per common share:
Basic	0.03	0.10	0.29	0.29
Diluted	0.03	0.10	0.28	0.29
Dividends declared per share	0.00	0.00	0.00	0.00

Note 19. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s audited consolidated financial statements for the year ended December 31, 2003, the Company reviewed its previously adopted accounting treatment for its’ Executive Retirement Plan adopted in 1995 and Indexed Salary Continuation Plan adopted in 1998 (the “Plans”) in light of an Interagency Advisory released jointly by federal bank regulatory agencies regarding the accounting treatment for certain deferred compensation agreements. The Company reviewed the Plans and determined that restatement of its consolidated financial statements for 2003 and 2002 was appropriate. Previously, the liability recorded by the Company for the Plans did not consider a portion of the obligation which continues until the employee’s death and certain vesting provisions.

As a result, the amounts presented for the December 31, 2003 balance sheets and statement of shareholders’ equity and the 2002 balance sheet, statements of income, shareholders’ equity and cash flows have been restated from previously presented amounts to reflect a correction in the accounting for certain deferred compensation agreements. At December 31, 2003 and 2002 the Company accrued an additional deferred compensation liability of $973,000 related to the Plans. As compared to amounts reported on Form 10-KSB for the year ended December 31, 2003, assets have increased by $360,000, liabilities have increased by $973,000 and shareholders’ equity has been reduced by $613,000 to record accounting adjustments for periods prior to 2003. The following summarizes the effects of the accounting restatements to prior reporting periods:

	As of and for the year ended December 31,
	2003	2002
Net income:
As previously reported	$776,000	$1,440,000
Adjustment for Plans	$0	$(135,000)
As restated	$776,000	$1,305,000
Earnings per common share:
As previously reported	$0.36	$0.79
Adjustment for Plans	$0	$(0.08)
As restated	$0.36	$0.71
Shareholders equity:
As previously reported	$23,785,000	$20,649,000
Adjustment for Plans	$(613,000)	$(613,000)
As restated	$23,172,000	$20,036,000

The changes to the December 31, 2002 and 2003 balance sheets are to increase other liabilities by $973,000, increase deferred income taxes by $360,000 and reduce retained earnings by $613,000. The changes to the income statement for the year ended December 31, 2002 are to increase salaries and employee benefits expense by $215,000, reduce income tax expense by $80,000 and reduce net income by $135,000.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Front Range Capital Corporation.

3.2(2)	Articles of Third Amendment to the Articles of Incorporation.

3.3(1)	Bylaws of Front Range Capital Corporation

4.1(1)	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2(1)	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3(1)	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4(1)	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5(1)	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6(1)	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7(1)	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8(1)	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1(1)	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2(1)	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3(3)	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4(3)	Lease Agreement between Heritage Bank and Columbine West LLC

10.5(1)	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7(1)	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8(1)	Indexed Salary Continuation Plan of Heritage Bank

10.9(1)	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1(4)	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2(4)	Code of Business Conduct

24.1(4)	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1(4)	Charter of the Audit Committee of Front Range Capital Corporation

(1)	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

(2)	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(4)	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.