Form 10-Q
period 2004-06-30
FRONT RANGE CAPITAL CORP
filed 2004-08-12
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2004	Commission file number 333-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip code) (303) 926-0300

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

                    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class: Common stock, Class A Voting, $0.001 par value

Outstanding shares as of August 12, 2004, were 1,849,264

Title of Class: Common stock, Class B Non-voting, $0.001 par value

Outstanding shares as of August 12, 2004, were 38,105

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

•	a continued slowdown in the national and Colorado economies;

•	increased economic uncertainty created by the recent war in Iraq;

•	the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies;

•	changes in the interest rate environment;

•	changes in the regulatory environment;

•	significantly increasing competitive pressure in the banking industry;

•	operational risks including data processing system failures or fraud;

•	volatility of rate sensitive deposits; and

•	asset/liability matching risks and liquidity risks.

Additional risk factors are described in the Company’s Form 10-KSB/A for the year ended December 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At June 30,		At December 31,
	2004	2003	2003
	(unaudited)		(unaudited)
Assets:
Cash and due from banks	$13,611,000	$14,307,000	$16,304,000
Federal funds sold	—	—	—

Cash and cash equivalents	13,611,000	14,307,000	16,304,000
Investment securities available for sale	63,945,000	58,721,000	62,591,000
Nonmarketable securities	4,018,000	3,373,000	3,434,000
Loans
Real estate-construction	58,854,000	60,291,000	62,879,000
Real estate-commercial	129,927,000	123,903,000	129,482,000
Real estate-residential	53,909,000	54,740,000	52,656,000
Commercial	33,451,000	34,424,000	34,733,000
Consumer	6,856,000	7,012,000	7,056,000

Total loans	282,997,000	280,370,000	286,806,000
Less unearned income	(1,238,000)	(1,236,000)	(1,174,000)

Loans, net of unearned income	281,759,000	279,134,000	285,632,000

Allowance for loan losses	(2,849,000)	(2,649,000)	(2,872,000)

Loans, net of allowance for loan losses	278,910,000	276,485,000	282,760,000
Premises and equipment, net	10,331,000	10,260,000	10,355,000
Cash value of life insurance	8,156,000	7,082,000	7,962,000
Other real estate owned	8,420,000	10,240,000	9,714,000
Foreclosed assets	63,000	86,000	614,000
Accrued interest receivable	1,242,000	1,333,000	1,326,000
Deferred income taxes	2,481,000	1,142,000	1,804,000
Other assets	1,546,000	1,731,000	1,598,000

Total Assets	$392,723,000	384,760,000	$398,192,000

Liabilities:
Deposits:
Noninterest-bearing demand	$56,008,000	$54,476,000	$53,609,000
Interest-bearing demand	113,972,000	117,098,000	121,904,000
Savings	15,941,000	13,312,000	14,160,000
Time certificates, $100,000 and over	71,769,000	55,540,000	56,403,000
Other time certificates	72,643,000	69,054,000	57,437,000

Total deposits	330,333,000	309,480,000	303,513,000
Short-term funds borrowed	11,815,000	23,775,000	41,075,000
Long-term debt	14,290,000	18,372,000	16,981,000
Trust preferred securities	—	9,200,000	9,200,000
Subordinated debentures	9,485,000	—	—
Accrued interest payable	491,000	575,000	521,000
Other liabilities	3,363,000	3,085,000	3,730,000

Total Liabilities	$369,777,000	$364,487,000	$375,020,000

Shareholders’ Equity:
Convertible preferred stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 14,117 shares	—	—	—
Additional paid-in capital, preferred stock	3,670,000	3,670,000	3,670,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares (6/30/04 and 12/31/03) and 1,665,144 shares (6/30/03)	2,000	2,000	2,000
Additional paid-in capital, common stock	11,282,000	8,521,000	11,282,000
Retained earnings	8,899,000	7,953,000	7,975,000
Accumulated other comprehensive income (loss), net	(907,000)	127,000	243,000

Total Shareholders’ Equity	22,946,000	20,273,000	23,172,000

Total Liabilities and Shareholders’ Equity	$392,723,000	$384,760,000	$398,192,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest Income:
Interest and fees on loans	$5,078,000	$5,192,000	$10,216,000	$10,545,000
Interest on investment securities available for sale
Taxable	385,000	360,000	793,000	736,000
Tax exempt	196,000	144,000	371,000	281,000
Dividends	39,000	33,000	83,000	71,000
Interest on federal funds sold	2,000	3,000	4,000	39,000

Total interest income	5,700,000	5,732,000	11,467,000	11,672,000

Interest Expense:
Interest on interest-bearing demand deposits	259,000	329,000	533,000	674,000
Interest on savings	8,000	17,000	17,000	34,000
Interest on time certificates of deposit $100,000 & more	468,000	440,000	847,000	972,000
Interest on time certificates of deposit under $100,000	448,000	516,000	824,000	1,089,000

Total deposit interest expense	1,183,000	1,302,000	2,221,000	2,769,000

Interest on short-term borrowing	49,000	60,000	162,000	131,000
Interest on long-term debt	182,000	225,000	379,000	450,000
Interest on trust preferred securities	—	254,000	—	507,000
Interest on subordinated debt	274,000	—	549,000	—

Total interest expense	1,688,000	1,841,000	3,311,000	3,857,000

Net Interest Income	4,012,000	3,891,000	8,156,000	7,815,000
Provision for loan losses	293,000	592,000	403,000	848,000

Net Interest Income After Provision for Loan Lossea	3,719,000	3,299,000	7,753,000	6,967,000
Noninterest Income:
Service charges and customer service fees	614,000	343,000	1,199,000	928,000
Gain on sale of securities available for sale	—	54,000	207,000	54,000
Mortgage referral fees	177,000	339,000	285,000	594,000
Other	120,000	260,000	307,000	211,000

Total Noninterest Income	911,000	966,000	1,998,000	1,787,000

Noninterest Expense:
Salaries and employee benefits	2,333,000	2,370,000	4,570,000	4,664,000
Occupancy expense	419,000	397,000	846,000	778,000
Furniture and equipment	197,000	220,000	389,000	440,000
Data processing	202,000	187,000	401,000	374,000
Marketing	192,000	154,000	324,000	250,000
Printing and supplies	67,000	71,000	134,000	149,000
Loan and collection	106,000	16,000	217,000	131,000
Other real estate - Heritage Place	125,000	57,000	281,000	91,000
Loss on sale of OREO and other foreclosed assets	(65,000)	86,000	34,000	95,000
Other	695,000	443,000	1,279,000	920,000

Total Noninterest Expense	4,271,000	4,001,000	8,475,000	7,892,000

Income Before Income Taxes	359,000	294,000	1,276,000	862,000
Provision for income taxes	48,000	43,000	280,000	182,000

Net Income	$311,000	$251,000	$996,000	$680,000

Comprehensive Income (loss):
Change in unrealized gain (loss) on securities available for sale, net	(1,393,000)	(406,000)	(1,150,000)	(368,000)

Comprehensive Income	$(1,082,000)	$(155,000)	$(154,000)	$312,000

Average Common Shares Outstanding	1,887,369	1,665,144	1,887,369	1,665,144
Diluted Average Common Shares Outstanding	1,897,869	1,675,644	1,897,869	1,675,644
Per Share Data
Basic earnings	$0.15	$0.13	$0.49	$0.36
Diluted earnings	$0.15	$0.13	$0.49	$0.36
Dividends paid on common stock	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income, Net	Total
	(unaudited)
Balance, December 31, 2002	$3,670,000	$8,523,000	$7,348,000	$495,000	$20,036,000
Net income for the period			680,000		680,000
Net change in realized gain on securities available for sale, net				(368,000)	(368,000)
Dividends declared on 2000 Series B preferred stock			(75,000)		(75,000)

Balance June 30, 2003	$3,670,000	$8,523,000	$7,953,000	$127,000	$20,273,000

Balance, December 31, 2003	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Net income for the period			996,000		996,000
Net change in realized gain on securities available for sale, net				(1,150,000)	(1,150,000)
Dividends declared on 2000 Series B preferred stock			(72,000)		(72,000)

Balance June 30, 2004	$3,670,000	$11,284,000	$8,899,000	$(907,000)	$22,946,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2004	2003
	(unaudited)
Cash Flows from Operating Activities:
Net income	$996,000	$680,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	476,000	525,000
Amortization of investment securities premium, net	165,000	178,000
Investment security gains, net	(207,000)	(54,000)
Provision for loan losses	403,000	848,000
Loss on sale of OREO and foreclosed assets	133,000	120,000
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	84,000	52,000
Decrease (increase) in other assets	(127,000)	134,000
Increase (decrease) in accrued interest payable	(30,000)	(307,000)
Increase (decrease) in other liabilities	(367,000)	(199,000)

Net Cash Provided by Operating Activities	1,526,000	1,977,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	17,309,000	6,796,000
Proceeds from maturities, payments and calls of securities available-for-sale	3,164,000	20,984,000
Purchases of securities available-for-sale	(23,612,000)	(35,953,000)
Purchases of non-marketable securities	(584,000)	(21,000)
Net decrease (increase) in loans	3,003,000	(15,495,000)
Disposal (Purchases) of property and equipment	(452,000)	2,000
Proceeds from sale of other real estate owned	1,647,000	1,978,000
Proceeds from sale of foreclosed assets	509,000	33,000

Net Cash Provided by (Used in) Investing Activities	984,000	(21,676,000)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	26,820,000	(13,645,000)
Net increase in (decrease) in short-term borrowings	(29,260,000)	11,275,000
Payments of principal on long-term debt	(2,691,000)	(191,000)
Dividends paid on 2000 Series B Preferred Stock	(72,000)	(75,000)

Net Cash (Used in) Financing Activities	(5,203,000)	(2,636,000)

Net (Decrease) in Cash and Cash Equivalents	(2,693,000)	(22,335,000)

Cash and Cash Equivalents and Beginning of Period	16,304,000	36,642,000

Cash and Cash Equivalents at End of Period	$13,611,000	$14,307,000

Supplemental Disclosure of Noncash Activities:
Net change in unrealized gain (loss) on securities available for sale	$(1,150,000)	$(368,000)
Loans transferred to other real estate owned	$382,000	$2,073,000
Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest expense	$3,341,000	$4,164,000
Cash paid for Income taxes	$380,000	$45,000

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. The unaudited balance sheet information for December 31, 2003, is derived from the Company’s audited financial statements for the year ended December 31, 2003.These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003. The June 30, 2003 balance sheet has been restated for the adjustments described in Form 10-KSB/A for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Heritage Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

Front Range Capital Corporation (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank. The Bank has 12 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in 2004. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division. The Company operates under a community banking philosophy with emphasis on local small to medium-sized businesses and individual customers.

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

Basic and diluted earnings per common share have been computed based on the following as of June 30, 2004 and 2003:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$311,000	$251,000	$996,000	$680,000
Less preferred stock dividends	36,000	37,000	72,000	75,000

Net income applicable to common stock	$275,000	$213,000	$924,000	$605,000

Denominator:
Average number of common shares outstanding used to calculate basic earnings per common share	1,887,000	1,665,000	1,887,000	1,665,000

Effect of dilutive convertible preferred stock	11,000	11,000	11,000	11,000
Average number of common shares used to calculate diluted earnings per common share	1,898,000	1,676,000	1,898,000	1,676,000

Basic earnings per common share	$0.15	$0.13	$0.49	$0.36

Diluted earnings per common share	$0.15	$0.13	$0.49	$0.36

Dividends paid on common stock	$0.00	$0.00	$0.00	$0.00

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

Reclassifications

In December 2000 the Company formed Front Range Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities. Following generally accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. As of March 31, 2004, generally accepted accounting principles have been modified to state that the financial statements of the Trust should not be consolidated with the Company’s and intercompany transactions should not be eliminated. The result of this change is that the balance of subordinated debt/trust preferred securities has increased by $285,000 which represents debt issued by the Company to the Trust. In addition, other assets increased by $285,000 which represents the Company’s investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income or shareholders’ equity as a result of this change.

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net interest income (FTE) *	$4,135,000	$3,985,000	$8,389,000	$7,997,000
Provision for loan losses	(293,000)	(592,000)	(403,000)	(848,000)
Noninterest income	911,000	996,000	1,998,000	1,787,000
Noninterest expense	(4,271,000)	(4,001,000)	(8,475,000)	(7,892,000)
Provision for income taxes (FTE) *	(171,000)	(137,000)	(513,000)	(364,000)

Net income	$311,000	$251,000	$996,000	$680,000

Average common shares outstanding	1,887,369	1,665,144	1,887,369	1,665,144
Diluted average common shares outstanding	1,897,869	1,675,644	1,897,869	1,675,644
Common shares outstanding at period end	1,887,369	1,665,144	1,887,369	1,665,144
As Reported:
Basic earnings per common share	$0.15	$0.13	$0.49	$0.36
Diluted earnings per common share	$0.15	$0.13	$0.49	$0.36
Return on assets (annualized)	0.32%	0.27%	0.51%	0.37%
Return on equity (annualized)	5.34%	4.90%	8.50%	6.65%
Net interest margin	4.59%	4.74%	4.68%	4.71%
Net loan charge-offs (recoveries) to average loans	0.12%	0.17%	0.15%	0.22%
Efficiency ratio (FTE) *	84.64%	80.33%	81.59%	80.66%
Average Balances:
Total assets	$392,125,000	$374,852,000	$392,630,000	$374,852,000
Earning assets	348,047,000	325,922,000	348,010,000	331,406,000
Total loans	284,236,000	273,376,000	285,459,000	274,359,000
Total deposits	323,959,000	303,969,000	312,644,000	310,266,000
Shareholders’ equity	23,412,000	20,784,000	23,548,000	20,620,000
Balances at Period End:
Total assets			$392,723,000	$384,760,000
Earning assets			349,086,000	339,146,000
Total loans			281,759,000	279,134,000
Total deposits			330,333,000	309,480,000
Shareholders’ equity			22,946,000	20,273,000
Financial Ratios at Period End:
Allowance for loan losses to loans			1.01%	0.95%
Book value per common share			$10.66	$9.86
Equity to assets			5.84%	5.27%
Regulatory total capital to risk-weighted assets			10.97%	9.91%
Dividends paid per common share			$0.00	$0.00

*	Presented on a fully tax equilvalent (FTE) basis

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

Net Income

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net interest income (FTE)	$4,135,000	$3,985,000	$8,389,000	$7,997,000
Provision for loan losses	(293,000)	(592,000)	(403,000)	(848,000)
Noninterest income	911,000	996,000	1,998,000	1,787,000
Noninterest expense	(4,271,000)	(4,001000)	(8,475,000)	(7,892,000)
Provision for income taxes (FTE)	(171,000)	(137,000)	(513,000)	(364,000)

Net income	$311,000	$251,000	$996,000	$680,000

Net income for the second quarter of 2004 was $60,000 (23.97%) more than for the second quarter of 2003. An increase in fully taxable equivalent net interest income (up $150,000 or 3.8%), and a decrease in provision for loan losses (down $299,000 or 50.5%) more than offset an increase in noninterest expenses (up $270,000 or 6.7%). The increase in net interest income (FTE) was due to an increase in the average balance of interest-earning assets (up $22.1 million or 6.8%) and an increase in interest-bearing liabilities (up $14.3 million or 4.8%). This was partially offset by a 34 basis point decrease in interest expense cost compared to a 52 basis point decrease in the yield on interest-earning assets. The $299,000 (50.5%) decrease in provision for loan losses was due to stable loan quality and the maintenance of an adequate allowance level. The decrease in noninterest income from the second quarter of 2003 was mainly due to an increase in service charges and customer service fees (up $271,000 or 79.0%). Offsetting this increase in noninterest income were decreases in mortgage referral fees (down $162,000 or 47.8%). The increase in noninterest expense was mainly due to an increase in expenses for other real estate-Heritage Place, described at Part II – Item 5 of this report, (up $68,000 or 119.3% to $125,000).

Net income for the six months ended June 30, 2004 was $316,000 (46.5%) more than for the same period of 2003. An increase in fully taxable equivalent net interest income (up $392,000 or 4.9%), an increase in noninterest income (up $211,000 or 11.8%) and a decrease in provision for loan losses (down $445,000 or 52.5%) more than offset an increase in noninterest expenses (up $583,000 or 7.4%). The increase in net interest income (FTE) was due to an increase in interest-earning assets (up $16.6 million or 5.0%) and an increase in the average balance of interest-bearing liabilities (up $10.4 million or 3.4%). This was partially offset by a 44 basis point decrease in interest expense cost compared to a 45 basis point decrease in the yield on interest-earning assets. The $445,000 (52.5%) decrease in provision for loan losses was due to stable loan quality and the maintenance of an adequate allowance level. The increase in noninterest income was mainly due to an increase in service charges and customer service fees (up $271,000 or 29.2%) and a gain on the sale of investment securities ($207,000 in 2004 from $54,000 in 2003). Offsetting these increases in noninterest income were decreases in mortgage referral fees (down $309,000 or 52.0%). The increase in noninterest expense was mainly due to an increase in expenses for other real estate-Heritage Place, described at Part II – Item 5 of this report, (up $190,000 or 208.8% to $281,000).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income	$5,700,000	$5,732,000	$11,467,000	$11,672,000
Interest expense	(1,688,000)	(1,841,000)	(3,311,000)	(3,857,000)
FTE adjustment	123,000	94,000	233,000	182,000

Net interest income (FTE)	$4,135,000	$3,985,000	$8,389,000	$7,997,000

Average earning assets	$348,047,000	$325,922,000	$348,010,000	$331,406,000
Net interest margin (FTE)	4.78%	4.96%	4.85%	4.87%

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2004 increased $150,000 (3.8%) from the same period in 2003 to $4.1 million. The decrease in interest income (FTE) ($3,000 or 0.5%) was due to the increase in average balances of interest-earning assets (up $22.1 million or 6.8% to $348.0 million) and a 52 basis point decrease in yield on interest-earning assets (6.73% from 7.25%). Interest expense decreased $153,000 (8.3%) from the same period in 2003 and was due to a decrease in the interest cost on interest-bearing liabilities of 34 basis points from 2.51% to 2.17% and offset by an increase in interest-bearing liabilities of $14.3 million (4.8%) to $312.0 million.

Net interest income (FTE) during the first six months of 2004 increased $392,000 (4.9%) from the same period in 2003 to $8.4 million. The decrease in interest income (FTE) ($154,000 or 1.3%) was due to the increase in average balances of interest-earning assets (up $16.6 million or 6.8% to $348.0 million) and a

45 basis point decrease in yield on interest-earning assets (6.76% from 7.21%). Interest expense decreased $546,000 (14.2%) from the same period in 2003 and was due to a decrease in the interest cost on interest-bearing liabilities of 44 basis points from 2.56% to 2.12% and offset by an increase in interest-bearing liabilities of $10.4 million (3.4%) to $313.8 million.

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2004 decreased $3,000 (0.5%) from the second quarter of 2003. The change in interest-earning assets was made up of a $10.9 million (4.0%) increase in average loan balances to $284.2 million, and a $12.1 million (22.5%) increase in average investment balances. The average balance of federal funds sold decreased $488,000 (100%) to $0 in order to fund loans and investments.

The average yield on the Company’s interest-earning assets decreased to 6.73% for the quarter ended June 30, 2004, from 7.25% for the quarter ended June 30, 2003. This downward trend in yields was reflective of general interest rate markets during much of the previous twelve months.

Interest and fee income (FTE) for the six months ended June 30, 2004 decreased $154,000 (1.3%) from the same period of 2003. The change in interest-earning assets was made up of an $11.1 million (4.0%) increase in average loan balances to $285.5 million, and an $11.8 million (22.4%) increase in average investment balances. The average balance of federal funds sold decreased $5.9 million (100%) to $0 in order to fund loans and investments.

The average yield on the Company’s interest-earning assets decreased to 6.76% for the six months ended June 30, 2004, from 7.21% for the same period of 2003. This downward trend in yields was reflective of general interest rate markets during much of the previous twelve months.

Interest Expense

Interest expense decreased $153,000 (8.3%) to $1.7 million in the second quarter of 2004 compared to $1.8 million in the quarter ended June 30, 2003. The average balance of interest-bearing liabilities increased $14.3 million (4.8%) to $312.1 million in the second quarter of 2004 compared to $297.8 million in the quarter ended June 30, 2003. The increase in interest-bearing liabilities was concentrated in time certificates of deposit (up $14.5 million or 11.3%) and in lower earning short-term borrowings (mostly overnight) (up $2.0 million or 15.7%). In addition, the average balance of noninterest-bearing deposits increased $4.1 million (8.6%) from the year-ago quarter, and the average balance of long-term debt decreased $4.1 million (22.1%) to $14.3 million in the quarter ended June 30, 2004 compared to $18.4 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (2.17%) decreased in the second quarter of 2004 from the average rate paid in the second quarter of 2003 (2.51%) as a result of general market interest rate changes.

Interest expense decreased $546,000 (14.2%) to $3.3 million in the six months ended June 30, 2004 compared to $3.9 million in the same period of 2003. The average balance of interest-bearing liabilities increased $10.4 million (3.4%) to $313.8 million in the six months ended June 30, 2004 compared to $303.4 million in the same period of 2003. The increase in interest-bearing liabilities was concentrated in lower earning short-term borrowings (mostly overnight) (up $14.9 million or 121.27%) and interest-bearing demand deposits (up $1.5 million or 1.3%). The average balance of the higher interest-earning time deposits was down $3.5 million (2.6%) from the same period of 2003. In addition, the average balance of noninterest-bearing deposits increased $4.2 million (9.0%) from the year-ago quarter, and the average balance of long-term debt decreased $3.3 million (17.8%) to $15.2 million in the six months ended June 30, 2004 compared to $18.5 million in the same period of 2003. The average rate paid for all categories of interest-bearing liabilities (2.12%) decreased in the six months ended June 30, 2004 from the average rate paid in the year-ago six month period (2.56%) as a result of general market interest rate changes.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Yield on interest-earning assets	6.73%	7.25%	6.76%	7.21%
Rate paid on interest-bearing Liabilities	2.17%	2.51%	2.12%	2.56%

Net interest spread	4.56%	4.74%	4.64%	4.65%
Impact of all other net noninterest-bearing funds	0.22%	0.22	0.21%	0.22%

Net interest margin	4.78%	4.96%	4.85%	4.87%

Net interest margin in the second quarter of 2004 decreased 18 basis points compared to the second quarter of 2003. Average balances on time deposits increased during the quarter ended June 30, 2004 by $14.5 million (11.3%) compared to the same period ended June 30, 2003 and the cost of these funds decreased 44 basis points to 2.57% from 3.01%. Average balances on loans increased during the second quarter ended June 30, 2004 by $10.9 million (4%) compared to second quarter ended June 30, 2003 and the yield decreased 52 basis points to 7.20% from 7.72%.

Net interest margin in the six months ended June 30, 2004 decreased 2 basis points compared to the six months ended June 30, 2003. Average balances on short-term borrowings (mostly overnight) increased during the six months ended June 30, 2004 by $14.9 million (121.2%) compared to the same period ended June 30, 2003 and the cost of these funds decreased 96 basis points to 1.18% from 2.14%. Average balances on loans increased during the six months ended June 30, 2004 by $11.1 million (4.0%) compared to six months ended June 30, 2003 and the yield decreased 55 basis points to 7.21% from 7.76%.

Summary of Average Balances, Yields/Rates and Interest Differential

The following table presents, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

	For the three months ended
	June 30, 2004			June 30, 2003
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$284,236	$5,086	7.20%	$273,376	$5,201	7.72%
Investment securities — taxable	47,071	424	3.62%	41,435	393	3.85%
Investment securities — nontaxable	18,875	311	6.63%	12,384	229	7.50%
Federal funds sold and due from banks (interest-bearing)	795	2	1.01%	1,282	3	0.95%
Allowance for loan loss	(2,930)			(2,555)

Total earning assets	348,047	5,823	6.73%	325,922	5,826	7.25%
Other assets	44,078			44,856

Total assets	$392,125	$5,823		$370,778	$5,826

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$114,046	$259	0.91%	$113,126	$329	1.18%
Savings deposits	14,331	8	0.22%	13,913	17	0.50%
Time deposits	143,259	916	2.57%	128,750	956	3.01%
Other short-term borrowed funds	16,713	49	1.18%	14,449	60	1.68%
Long-term debt	14,360	182	5.10%	18,439	225	4.95%
Subordinated debentures	9,485	274	11.62%	9,200	254	11.20%

Total interest-bearing liabilities	$312,194	$1,688	2.17%	$297,877	$1,841	2.51%

Noninterest-bearing deposits	52,323			48,180
Other liabilities	4,196			3,937
Shareholders’ equity	23,412			20,784

Total liabilities and shareholders’ equity	$392,125			$370,778

Net interest spread(1)			4.56%			4.74%
Net interest income and interest margin(2)		$4,135	4.78%		$3,985	4.96%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

	For the six months ended
	June 30, 2004			June 30, 2003
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$285,459	$10,231	7.21%	$274,359	$10,562	7.76%
Investment securities — taxable	47,083	876	3.74%	40,903	807	3.98%
Investment securities — nontaxable	17,578	589	6.74%	11,947	446	7.53%
Federal funds sold and due from banks (interest-bearing)	798	4	1.01%	6,703	39	1.17%
Allowance for loan loss	(2,908)			(2,506)

Total earning assets	348,010	11,700	6.76%	331,406	11,854	7.21%
Other assets	44,620			43,446

Total assets	$392,630	$11,700		$374,852	$11,854

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$115,705	$533	0.93%	$114,247	$674	1.19%
Savings deposits	14,085	17	0.24%	13,891	34	0.49%
Time deposits	131,787	1,671	2.55%	135,262	2,061	3.07%
Other short-term borrowed funds	27,529	162	1.18%	12,328	131	2.14%
Long-term debt	15,199	379	5.01%	18,497	450	4.91%
Subordinated debentures	9,485	549	11.64%	9,200	507	11.11%

Total interest-bearing liabilities	$313,790	$3,311	2.12%	$303,425	$3,857	2.56%

Noninterest-bearing deposits	51,067			46,866
Other liabilities	4,225			3,941
Shareholders’ equity	23,548			20,620

Total liabilities and shareholders’ equity	$392,630			$374,852

Net interest spread(1)			4.64%			4.65%
Net interest income and interest margin(2)		$8,389	4.85%		$7,997	4.87%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2004
	compared with three months
	ended June 30, 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$207,000	$(322,000)	$(115,000)
Investments — taxable	53,000	(22,000)	31,000
Investments — nontaxable	96,000	(14,000)	82,000
Federal funds sold & due from banks	(1,000)	(—)	(1,000)

Total earning assets	355,000	(358,000)	(3,000)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	3,000	(73,000)	(70,000)
Savings deposits	1,000	(10,000)	(9,000)
Time deposits	108,000	(148,000)	(40,000)
Federal funds purchased	—	(—)	—
Other short term borrowings	9,000	(20,000)	(11,000)
Long-term debt	(50,000)	7,000	(43,000)
Trust preferred securities/subordinated debentures	8,000	12,000	20,000

Total interest-bearing liabilities	79,000	(232,000)	(153,000)

Increase (decrease) in net interest income	$276,000	$(126,000)	$150,000

	Six months ended June 30, 2004
	compared with six months
	ended June 30, 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$427,000	$(758,000)	$(331,000)
Investments — taxable	122,000	(53,000)	69,000
Investments — nontaxable	798,000	(655,000)	143,000
Federal funds sold & due from banks	(34,000)	(1,000)	(35,000)

Total earning assets	1,313,000	(1,467,000)	(154,000)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	9,000	(150,000)	(141,000)
Savings deposits	—	(17,000)	(17,000)
Time deposits	(53,000)	(337,000)	(390,000)
Federal funds purchased	2,000	—	2,000
Other short term borrowings	159,000	(130,000)	29,000
Long-term debt	(80,000)	9,000	(71,000)
Trust preferred securities/subordinated debentures	16,000	26,000	42,000

Total interest-bearing liabilities	53,000	(599,000)	(546,000)

Increase (decrease) in net interest income	$1,260,000	$(868,000)	$392,000

Provision for Loan Losses

The Company provided $293,000 for loan losses in the second quarter of 2004 versus $592,000 in the second quarter of 2003. During the second quarter of 2004, the Company recorded $334,000 of net loan charge offs versus $458,000 of net loan charge offs in the second quarter of 2003. The decrease of $299,000 in the provision for loan losses was due to a decrease in net charge-offs. The ratio of the allowance for loan losses to total loans was 1.01% at June 30, 2004 and 0.95% at June 30, 2003.

The Company provided $403,000 for loan losses during the six months ended June 30, 2004 versus $848,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company recorded $426,000 of net loan charge offs versus $593,000 of net loan charge-offs in the year earlier six-month period.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$614,000	$343,000	$1,199,000	$928,000
Gain on sale of investments	—	54,000	207,000	54,000
Mortgage referral fees	177,000	339,000	285,000	594,000
Other noninterest income	120,000	260,000	307,000	211,000

Total noninterest income	$911,000	$996,000	$1,998,000	$1,787,000

Noninterest income for the second quarter of 2004 decreased $85,000 (8.5%) to $911,000 from $996,000 in the year-ago quarter. The decrease in noninterest income from the year-ago quarter was due to an increase in service charges on deposit accounts of $271,000 (79.0%) to $614,000 but was offset by decreases in gain on the sale of investment securities of $54,000 (100%) for the second quarter of 2004 from the same quarter in 2003 and mortgage referral fees of $162,000 (47.8%) from the second quarter of 2003 to the second quarter of 2004 due to a slower mortgage market. The increase in service charge income was mainly due to the introduction of an overdraft privilege deposit product in January 2004 that has added a new stream of recurring noninterest income.

Noninterest income for the six months ended June 30, 2004 increased $211,000 (11.8%) to $1,998,000 from $1,787,000 in the same period in 2003. The increase in noninterest income from the year-ago period was due to an increase in service charges on deposit accounts (up $271,000 or 29.2% to $1,199,000) and an increase in gain on the sale of investment securities (up $153,000 or 283.3% to $207,000). The increase in service charge income was mainly due to the introduction of an overdraft privilege deposit product in January 2004 that has added a new stream of recurring noninterest income. Mortgage referral fees for the six months ended June 30, 2004 decreased $309,000 (52.0%) to $285,000 from $594,000 for the six months ended June 30, 2003 due to a slower mortgage market.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Salaries and employee benefits	$2,333,000	$2,370,000	$4,570,000	$4,664,000
Occupancy	419,000	397,000	846,000	778,000
Furniture and Equipment	197,000	220,000	389,000	440,000
Data processing	202,000	187,000	401,000	374,000
Advertising and marketing	192,000	154,000	324,000	250,000
Printing and supplies	67,000	71,000	134,000	149,000
Loan and collection	106,000	16,000	217,000	131,000
Other real estate- Heritage Place	125,000	57,000	281,000	91,000
Net loss (gain) on sale of OREO and other foreclosed assets	(65,000)	86,000	34,000	95,000
Other	695,000	443,000	1,279,000	920,000

Total	$4,271,000	$4,001,000	$8,475,000	$7,892,000

Average full time equivalent staff	152	149	153	149
Noninterest expense to revenue (FTE)	84.64%	80.33%	81.59%	80.66%

Noninterest expense for the second quarter of 2004 increased $270,000 (6.7%) to $4.3 million from $4.0 million in the second quarter of 2003. The increase in noninterest expense was mainly due to a $90,000 (562.5%) increase in the loan and collection expense to $106,000 from $16,000. The increase in loan and collection expense was mainly due to an increase in OREO expense (up $59,000 or 359.8% to $75,000). Expense for other real estate-Heritage Place increased $68,000 (119.3%) to $125,000 from $57,000. The increase in the Heritage Place expense was mainly due to an accrual on the bonds issued by the City of Broomfield for an urban renewal project in the area where Heritage Place is located, as further described at Part II — Item 5 of this report.

Noninterest expense for the six months ended June 30, 2004 increased $583,000 (7.4%) to $8.5 million from $7.9 million in the first six months of 2003. The increase in noninterest expense was mainly due to a $190,000 (208.8%) increase in the expense for other real estate-Heritage Place to $281,000 from $91,000. The increase in the Heritage Place expense was mainly due to an accrual on the bonds issued by the City of Broomfield for an urban renewal project in the area where Heritage Place is located, as further described at Part II — Item 5 of this report.

Provision for Income Tax

The effective tax rate for the three months ended June 30, 2004 was 13.4% and reflects a decrease from 14.6% for the three months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 was 21.9% and reflects an increase from 21.1% for the six months ended June 30, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at June 30, 2004, decreased $3.9 million (26.4%) to $10.9 million from $14.8 million at December 31, 2003. Allowance for loan losses to classified loans was 26.1% as of June 30, 2004 and 19.4% as of December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the six months ended June 30, 2004, if all such loans had been current in accordance with their original terms, totaled $44,000. Interest income actually recognized on these loans during the six months ended June 30, 2004 was $4,000.

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

As shown in the following table, total nonperforming assets decreased $2.1 million (60.0%) to $1.4 million during the first six months of 2004. Nonperforming assets net of guarantees represent 0.35% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At June 30, 2004	At December 31, 2003
	(unaudited)
	(dollars in thousands)
Performing nonaccrual loans	$316	$337
Nonperforming, nonaccrual loans	652	948

Total nonaccrual loans	968	1,285
Loans 90 days past due and still accruing	103	19

Total nonperforming loans	1,071	1,304
Other real estate owned	249	1,543
Foreclosed assets	63	614

Total nonperforming assets	$1,383	$3,461

Nonperforming loans to total loans	0.38%	0.46%
Allowance for loan losses/nonperforming loans	266.01%	220.25%
Nonperforming assets to total assets	0.35%	0.87%
Allowance for loan losses to nonperforming assets	206.00%	82.98%

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

Based on the current conditions of the loan portfolio, management believes that the $2,849,000 allowance for loan losses at June 30, 2004 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$2,890	$2,515	$2,872	$2,394
Loan loss provision	293	592	403	848
Loans charged off	(384)	(501)	(492)	(689)
Recoveries of previously charged-off loans	50	43	66	96

Net (charge-offs) recoveries	(334)	(458)	(426)	(593)

Balance, end of period	$2,849	$2,649	$2,849	$2,649

Allowance for loan losses/loans outstanding			1.01%	0.94%

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $22.9 million at June 30, 2004. This amount represents a decrease of $226,000 (1.0%) from December 31, 2003. The change is the result of net income of $996,000 and a $1.5 decrease in the net market value of available sale securities.

The following summarizes the regulatory capital ratios for the periods indicated:

	At June 30,		At	Minimum	To Be Well Capitalized Under
			December 31,	Regulatory	Prompt Corrective
	2004	2003	2003	Requirement	Action Provisions
Tier I Capital (to risk-weighted assets)
Consolidated	8.2%	6.8%	7.8%
Bank	9.9%	9.5%	9.5%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	11.0%	9.9%	10.6%
Bank	10.8%	10.3%	10.4%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.8%	5.9%	6.6%
Bank	8.2%	8.2%	8.0%	4.0%	5.0%

Off-Balance Sheet Item

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased $12.0 million to $61.0 million at June 30, 2004, from $49.0 million at December 31, 2003. The commitments represent 21.6% and 17.3% of the total loans outstanding at June 30, 2004 and at December 31, 2003, respectively.

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

At June 30, 2004 and 2003, the results of the simulations noted above indicate that the balance sheet is slightly liability sensitive (earnings decrease when interest rates rise). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At June 30, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity

The Company’s principal source of asset liquidity is cash and amounts due from banks, federal funds sold, and marketable investment securities available for sale. At June 30, 2004, cash and due from banks, federal funds sold and investment securities available for sale totaled $77.6 million, representing a decrease of $1.3 million or 1.7% from December 31, 2003, and an increase of $4.5 million or 6.2% from June 30, 2003. The Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2004 generated cash flows from operations of $1.5 million compared to $2.0 million during the first six months of 2003. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $20.5 million during the six months ended June 30, 2004 compared to $27.8 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company invested $24.1 million in securities and experienced a decrease of $3.0 million in net loan growth, compared to $36.0 million and $15.5 million used to purchase investments and net loan growth, respectively, during the first six months of 2003. These changes in investment and loan balances contributed to net cash provided by investing activities of $1.0 million during the six months ended June 30, 2004, compared to net cash used in investing activities of $21.7 million during the six months ended June 30, 2003. Financing activities used net cash of $5.2 million during the six months ended June 30, 2004, compared to net cash used by financing activities of $2.6 million during the six months ended June 30, 2003. Increases in deposit balances accounted for $26.8 million of financing sources of funds during the six months ended June 30, 2004, compared to deposit balance decreases that accounted for $13.6 million of the funds used for financing activities during the six months ended June 30, 2003. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions. On July 7, 2004, the Company declared a dividend of $0.27 per share on its common stock and a dividend of $0.40 per share on its 1987 Series A 8% Non-cumulative Convertible Preferred Stock and its 1988 Series A 8% Non-cumulative Convertible Non-voting Preferred Stock. The aggregate dividends of $514,000 were paid on July 22, 2004 to holders of record at the close of business on July 8, 2004.

Item 4. Controls and Procedures

The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of June 30, 2004, the Bank had capitalized total costs of $9,952,550 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $280,759 for the six months ended June 30, 2004, largely related to holding the property. Of this amount, $63,923 was accrued for real estate taxes and $204,173 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser in May 2003, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

Other Property

In October 2002, the Bank purchased undeveloped property located at 8080 Weld County Road 13, Firestone, Colorado 80520, for a purchase price of $600,000. An application for a new branch was approved by the Federal Reserve and the CDB. The Bank has started construction on a new branch on this property with an anticipated opening in the fourth quarter of 2004.

In December 2002, the Bank purchased undeveloped property located at the Home Depot Center, South Hover Road, Longmont, Colorado 80501, for $550,000. The Bank sold this property at a profit in July 2004.

In April 2004, the Bank entered into a non-binding letter of intent to purchase undeveloped property located in Longmont, Colorado. The Bank intends to build a new branch on this property. The purchase is contingent upon the parties entering into an acceptable purchase agreement.

Item 6 – Exhibits and Reports on Form 8-K

a. Exhibits.

The following documents are included or incorporated by reference in this quarterly report on Form 10-Q, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.4*	Indexed Salary Continuation Plan of Heritage Bank

10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

b. Reports on Form 8-K

     During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

Description	Date of Report
Delay of Form 10-Q Filing	May 26, 2004

Quarterly Earnings & Restatement of 2003 and 2002 Financial Statements	June 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION (Registrant)

Date: August 12, 2004	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2004	By:	/s/ Alice M. Voss

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