Form 10-Q
period 2004-09-30
FRONT RANGE CAPITAL CORP
filed 2004-11-12
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2004	Commission file number 333-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Century Drive, Suite 202, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip code)

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

Yes              No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class: Common stock, Class A Voting, $0.001 par value

Outstanding shares as of November 12, 2004, were 1,849,264

Title of Class: Common stock, Class B Non-voting, $0.001 par value

Outstanding shares as of November 12, 2004, were 38,105

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At September 30,		At December 31,
	2004	2003	2003
	(unaudited)		(unaudited)
Assets:
Cash and due from banks	$12,860,000	$17,537,000	$16,304,000
Investment securities available for sale	71,433,000	61,173,000	62,591,000
Nonmarketable securities	4,050,000	3,410,000	3,434,000
Loans
Real estate-construction	59,862,000	61,108,000	62,879,000
Real estate-commercial	143,205,000	123,122,000	129,482,000
Real estate-residential	52,045,000	51,397,000	52,656,000
Commercial	33,943,000	31,931,000	34,733,000
Consumer	6,560,000	7,249,000	7,056,000

Total loans	295,615,000	274,807,000	286,806,000
Less unearned income	(1,209,000)	(1,230,000)	(1,174,000)

Loans, net of unearned income	294,406,000	273,577,000	285,632,000

Allowance for loan losses	(2,918,000)	(2,567,000)	(2,872,000)

Loans, net of allowance for loan losses	291,488,000	271,010,000	282,760,000
Premises and equipment, net	10,281,000	10,232,000	10,355,000
Cash value of life insurance	8,226,000	7,172,000	7,962,000
Other real estate owned	8,859,000	9,531,000	9,714,000
Foreclosed assets	85,000	49,000	614,000
Accrued interest receivable	1,602,000	1,586,000	1,326,000
Deferred income taxes	1,729,000	1,663,000	1,804,000
Other assets	1,609,000	1,584,000	1,328,000

Total Assets	$412,222,000	$384,947,000	$398,192,000

Liabilities:
Deposits:
Noninterest-bearing demand	$58,313,000	$53,548,000	$53,609,000
Interest-bearing demand	119,997,000	127,455,000	121,904,000
Savings	15,533,000	14,611,000	14,160,000
Time certificates, $100,000 and over	70,269,000	50,990,000	56,403,000
Other time certificates	77,199,000	61,240,000	57,437,000

Total deposits	341,311,000	307,844,000	303,513,000
Short-term funds borrowed	21,385,000	22,645,000	41,075,000
Long-term debt	11,671,000	18,354,000	16,981,000
Trust preferred securities	—	9,200,000	9,200,000
Subordinated debentures	9,485,000	—	—
Accrued interest payable	592,000	510,000	521,000
Other liabilities	3,804,000	3,534,000	3,730,000

Total Liabilities	$388,248,000	$362,087,000	$375,020,000

Shareholders’ Equity:
Convertible preferred stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 09/30/04 14,093 shares,12/31/03 and 09/30/03 14,117 shares	—	—	—
Additional paid-in capital, preferred stock	3,646,000	3,670,000	3,670,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares	2,000	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000	11,282,000
Retained earnings	8,674,000	8,052,000	7,975,000
Accumulated other comprehensive income (loss), net	370,000	(146,000)	243,000

Total Shareholders’ Equity	23,974,000	22,860,000	23,172,000

Total Liabilities and Shareholders’ Equity	$412,222,000	$384,947,000	$398,192,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Interest Income:
Interest and fees on loans	$5,242,000	$5,262,000	$15,458,000	$15,807,000
Interest on investment securities available for sale
Taxable	422,000	319,000	1,215,000	1,055,000
Tax exempt	229,000	159,000	600,000	440,000
Dividends	47,000	39,000	130,000	110,000
Interest on federal funds sold	2,000	2,000	6,000	41,000

Total interest income	5,942,000	5,781,000	17,409,000	17,453,000

Interest Expense:
Interest on interest-bearing demand deposits	326,000	312,000	859,000	986,000
Interest on savings	10,000	8,000	27,000	42,000
Interest on time certificates of deposit $100,000 & more	503,000	392,000	1,350,000	1,364,000
Interest on time certificates of deposit under $100,000	475,000	462,000	1,299,000	1,551,000

Total deposit interest expense	1,314,000	1,174,000	3,535,000	3,943,000

Interest on short-term borrowing	65,000	67,000	227,000	198,000
Interest on long-term debt	175,000	227,000	554,000	677,000
Interest on trust preferred securities	—	275,000	—	825,000
Interest on subordinated debt	275,000	—	824,000	—

Total interest expense	1,829,000	1,743,000	5,140,000	5,643,000

Net Interest Income	4,113,000	4,038,000	12,269,000	11,810,000
Provision for loan losses	644,000	557,000	1,047,000	1,405,000

Net Interest Income After Provision for Loan Losses	3,469,000	3,481,000	11,222,000	10,405,000
Noninterest Income:
Service charges and customer service fees	589,000	501,000	1,788,000	1,429,000
Gain on sale of securities available for sale	10,000	—	217,000	54,000
Mortgage referral fees	113,000	269,000	398,000	863,000
Other	317,000	106,000	624,000	317,000

Total Noninterest Income	1,029,000	876,000	3,027,000	2,663,000

Noninterest Expense:
Salaries and employee benefits	2,383,000	2,367,000	6,953,000	7,031,000
Occupancy expense	390,000	447,000	1,236,000	1,225,000
Furniture and equipment	205,000	202,000	594,000	642,000
Data processing	206,000	211,000	607,000	585,000
Marketing	123,000	130,000	447,000	380,000
Printing and supplies	74,000	44,000	208,000	193,000
Loan and collection	59,000	128,000	276,000	259,000
Other real estate — Heritage Place	127,000	109,000	408,000	200,000
Loss (gain) on sale of OREO and other foreclosed assets	(74,000)	159,000	(40,000)	279,000
Other	647,000	525,000	1,926,000	1,377,000

Total Noninterest Expense	4,140,000	4,322,000	12,615,000	12,171,000

Income Before Income Taxes	358,000	35,000	1,634,000	897,000
Provision for income taxes (credit)	30,000	(102,000)	310,000	80,000

Net Income	$328,000	$137,000	$1,324,000	$817,000

Comprehensive Income (loss):
Change in unrealized gain (loss) on securities available for sale, net	1,277,000	(273,000)	127,000	(641,000)

Comprehensive Income (loss)	$1,605,000	$(136,000)	$1,451,000	$176,000

Average Common Shares Outstanding	1,887,369	1,747,271	1,887,369	1,692,820
Diluted Average Common Shares Outstanding	1,897,869	1,757,771	1,897,869	1,703,320
Per Share Data
Basic earnings	$0.15	$0.06	$0.64	$0.42
Diluted earnings	$0.15	$0.06	$0.64	$0.41
Dividends paid on common stock	$0.27	$0.00	$0.27	$0.00

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income, Net	Total
	(unaudited)
Balance, December 31, 2002	$3,670,000	$8,523,000	$7,348,000	$495,000	$20,036,000
Sale of Common Stock		2,761,000			2,761,000
Net income for the period			817,000		817,000
Net change in realized gain on securities available for sale, net				(641,000)	(641,000)
Dividends declared on 2000 Series B preferred stock			(113,000)		(113,000)

Balance September 30, 2003	$3,670,000	$11,284,000	$8,052,000	$(146,000)	$22,860,000

Balance, December 31, 2003	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Redemption of Preferred Stock	(24,000)				(24,000)
Net income for the period			1,324,000		1,324,000
Net change in realized gain on securities available for sale, net				127,000	127,000
Dividends declared on 2000 Series B preferred stock			(112,000)		(112,000)
Dividends declared on 87-88 Series A Preferred Stock & Common Stock			(513,000)		(513,000)

Balance September 30, 2004	$3,646,000	$11,284,000	$8,674,000	$370,000	$23,974,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2004	2003
	(unaudited)
Cash Flows from Operating Activities:
Net income	$1,324,000	$817,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	719,000	776,000
Amortization of investment securities premium, net	239,000	349,000
Investment security gains, net	(217,000)	(54,000)
Provision for loan losses	1,047,000	1,405,000
Loss on sale of OREO and foreclosed assets	144,000	350,000
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(276,000)	(201,000)
Decrease (increase) in other assets	(260,000)	(171,000)
Increase (decrease) in accrued interest payable	71,000	(372,000)
Increase (decrease) in other liabilities	74,000	250,000

Net Cash Provided by Operating Activities	2,865,000	3,149,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	19,056,000	6,796,000
Proceeds from maturities, payments and calls of securities available-for-sale	4,542,000	26,060,000
Purchases of securities available-for-sale	(32,261,000)	(44,084,000)
Purchases of non-marketable securities	(615,000)	(59,000)
Net decrease (increase) in loans	(10,949,000)	(11,890,000)
Disposal (Purchases) of property and equipment	(645,000)	(221,000)
Proceeds from sale of other real estate owned	1,896,000	3,772,000
Proceeds from sale of foreclosed assets	518,000	69,000

Net Cash Used in Investing Activities	(18,458,000)	(19,557,000)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	37,798,000	(15,281,000)
Net increase in (decrease) in short-term borrowings	(19,690,000)	10,145,000
Payments of principal on long-term debt	(5,310,000)	(209,000)
Redemption of Perpetual Preferred Stock	(24,000)	—
Proceeds from the issuance of common stock	—	2,761,000
Dividends paid on 2000 Series B Preferred Stock	(112,000)	(113,000)
Dividends paid on 87 - 88 Series A Preferred Stock and Common Stock	(513,000)	—

Net Cash Provided by (Used in) Financing Activities	12,149,000	(2,697,000)

Net (Decrease) in Cash and due from banks	(3,444,000)	(19,105,000)

Cash and due from banks at Beginning of Period	16,304,000	36,642,000

Cash and due from banks at End of Period	$12,860,000	$17,537,000

Supplemental Disclosure of Noncash Activities:
Net change in unrealized gain (loss) on securities available for sale	$127,000	$(641,000)
Loans transferred to other real estate owned	$1,070,000	$5,576,000
Supplemental Disclosure of Cash Flow Activity:
Cash paid for interest expense	$5,069,000	$6,015,000
Cash paid for Income taxes	$380,000	$112,000

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. The unaudited balance sheet information for December 31, 2003, is derived from the Company’s audited financial statements for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003. The September 30, 2003 balance sheet has been restated for the adjustments described in Form 10-KSB/A for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Heritage Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and diluted earnings per common share have been computed based on the following as of September 30, 2004 and 2003:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$328,000	$137,000	$1,324,000	$817,000
Less preferred stock dividends	40,000	36,000	112,000	113,000

Net income applicable to common stock	$288,000	$101,000	$1,212,000	$704,000

Denominator:
Average number of common shares outstanding used to calculate basic earnings per common share	1,887,000	1,747,000	1,887,000	1,692,000

Effect of dilutive convertible preferred stock	11,000	11,000	11,000	11,000
Average number of common shares used to calculate diluted earnings per common share	1,898,000	1,758,000	1,898,000	1,703,000

Basic earnings per common share	$0.15	$0.06	$0.64	$0.42

Diluted earnings per common share	$0.15	$0.06	$0.64	$0.41

Dividends paid on common stock	$0.27	$0.00	$0.27	$0.00

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

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities” and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net interest income (FTE) *	$4,257,000	$4,140,000	$12,646,000	$12,094,000
Provision for loan losses	(644,000)	(557,000)	(1,047,000)	(1,405,000)
Noninterest income	1,029,000	876,000	3,027,000	2,663,000
Noninterest expense	(4,140,000)	(4,322,000)	(12,615,000)	(12,171,000)
Provision for income taxes (FTE) *	(174,000)	—	(687,000)	(364,000)

Net income	$328,000	$137,000	$1,324,000	$817,000

Average common shares outstanding	1,887,369	1,747,271	1,887,369	1,692,820
Diluted average common shares outstanding	1,897,869	1,757,771	1,897,869	1,703,320
Common shares outstanding at period end	1,887,369	1,887,369	1,887,369	1,887,369
As Reported:
Basic earnings per common share	$0.15	$0.06	$0.64	$0.42
Diluted earnings per common share	$0.15	$0.06	$0.64	$0.41
Return on assets (annualized)	0.32%	0.14%	0.45%	0.29%
Return on equity (annualized)	5.60%	2.56%	7.54%	5.27%
Net interest margin	4.52%	4.86%	4.63%	4.70%
Net loan charge-offs (recoveries) to average loans	0.20%	0.23%	0.35%	0.45%
Efficiency ratio (FTE) *	78.32%	86.16%	80.49%	82.48%
Average Balances:
Total assets	$402,553,000	$380,538,000	$395,962,000	$376,765,000
Earning assets	360,901,000	329,413,000	354,235,000	336,309,000
Total loans	289,532,000	273,376,000	286,826,000	274,934,000
Total deposits	337,325,000	304,452,000	320,931,000	309,828,000
Shareholders’ equity	23,290,000	22,200,000	23,461,000	21,719,000
Balances at Period End:
Total assets			$412,222,000	$384,947,000
Earning assets			370,664,000	336,600,000
Total loans			294,406,000	273,577,000
Total deposits			341,311,000	307,844,000
Shareholders’ equity			23,974,000	22,860,000
Financial Ratios at Period End:
Allowance for loan losses to loans			0.99%	0.94%
Book value per common share			$10.54	$10.08
Equity to assets			5.82%	5.94%
Regulatory total capital to risk-weighted assets			10.48%	10.69%
Dividends paid per common share			$0.27	$0.00

* Presented on a fully tax equivalent (FTE) basis

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

Net Income

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net interest income (FTE)	$4,257,000	$4,140,000	$12,646,000	$12,094,000
Provision for loan losses	(644,000)	(557,000)	(1,047,000)	(1,405,000)
Noninterest income	1,029,000	876,000	3,027,000	2,663,000
Noninterest expense	(4,140,000)	(4,322,000)	(12,615,000)	(12,171,000)
Provision for income taxes (FTE)	(174,000)	—	(687,000)	(364,000)

Net income	$328,000	$137,000	$1,324,000	$817,000

Net income for the third quarter of 2004 was $191,000 (139.4%) more than for the third quarter of 2003. An increase in fully taxable equivalent net interest income (up $117,000 or 2.8%), an increase in noninterest income (up $153,000 or 17.5%) and a decrease in noninterest expense (down $182,000 or 4.2%) more than offset an increase in provision for loan losses (up $87,000 or 15.6%). The increase in net interest income (FTE) was due to an increase in the average balance of interest-earning assets (up $21.8 million or 6.5%) which was partially offset by an increase in interest-bearing liabilities (up $16.1 million or 5.3%). There was an 18 basis point decrease in the yield on interest-earning assets while the interest expense cost remained constant. The $87,000 (15.6%) increase in provision for loan losses was due to increase in loan balances, stable loan quality and the maintenance of an adequate allowance level.

The increase in noninterest income from the third quarter of 2003 was mainly due to an increase in service charges and customer service fees (up $88,000 or 17.6%) and a gain on sale of bank property (South Longmont location $187,000 gain). This was partially offset by a decrease in mortgage referral fees (down $156,000 or 58.0%). The decrease in noninterest expense was mainly due to a decrease in net loss on sale of Other Real Estate Owned (OREO) and foreclosed assets and writedown on OREO (down $233,000 or 146.5%).

Net income for the nine months ended September 30, 2004 was $507,000 (62.1%) more than for the same period of 2003. An increase in fully taxable equivalent net interest income (up $552,000 or 4.6%), an increase in noninterest income (up $364,000 or 13.7%) and a decrease in provision for loan losses (down $358,000 or 25.5%) more than offset an increase in noninterest expenses (up $444,000 or 3.6%). The increase in net interest income (FTE) was due to an increase in interest-earning assets (up $18.3 million or 5.5%) and an increase in the average balance of interest-bearing liabilities (up $12.3 million or 4.0%). This was partially offset by a 31 basis point decrease in interest expense cost compared to a 36 basis point decrease in the yield on interest-earning assets. The $358,000 (25.5%) decrease in provision for loan losses was due to stable loan quality and the maintenance of an adequate allowance level. The increase in noninterest income was mainly due to an increase in service charges and customer service fees (up $359,000 or 25.1%) and a gain on the sale of investment securities ($217,000 in 2004 from $54,000 in 2003). Offsetting these increases in noninterest income was a decrease in mortgage referral fees (down $465,000 or 53.9%). The increase in noninterest expense was mainly due to an increase in expenses for other real estate-Heritage Place, described at Part II — Item 5 of this report, (up $208,000 or 104% to $408,000).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income	$5,942,000	$5,781,000	$17,409,000	$17,453,000
Interest expense	(1,829,000)	(1,743,000)	(5,140,000)	(5,643,000)
FTE adjustment	144,000	102,000	377,000	284,000

Net interest income (FTE)	$4,257,000	$4,140,000	$12,646,000	$12,094,000

Average earning assets	$360,901,000	$329,413,000	$354,235,000	$336,309,000
Net interest margin (FTE)	4.52%	4.86%	4.63%	4.70%

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2004 increased $117,000 (2.8%) from the same period in 2003 to $4.3 million. The increase in interest income (FTE) ($203,000 or 3.5%) was due to the increase in average balances of interest-earning assets (up $31.5 million or 9.6% to $360.9 million) and an 18 basis point decrease in yield on interest-earning assets (6.75% from 6.93%). Interest expense increased $86,000 (4.9%) from the same period in 2003 and was due to an increase in interest-bearing liabilities of $16.1 million (5.3%) to $322.5 million.

Net interest income (FTE) during the first nine months of 2004 increased $552,000 (4.6%) from the same period in 2003 to $12.6 million. The increase in interest income (FTE) ($49,000 or 0.3%) was due to the increase in average balances of interest-earning assets (up $17.9 million or 5.3% to $354.2 million) and a 36 basis point decrease in yield on interest-earning assets (6.76% from 7.12%). Interest expense decreased $503,000 (8.9%) from the same period in 2003 and was due to a decrease in the interest cost on interest-bearing liabilities of 31 basis points from 2.48% to 2.17% and partially offset by an increase in interest-bearing liabilities of $12.3 million (4.0%) to $316.7 million.

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2004 increased $203,000 (3.5%) from the third quarter of 2003. The change in interest-earning assets was made up of a $13.5 million (4.9%) increase in average loan balances to $289.5 million, and an $8.6 million (13.8%) increase in average investment balances.

The average yield on the Company’s interest-earning assets decreased to 6.75% for the quarter ended September 30, 2004, from 6.93% for the quarter ended September 30, 2003. This downward trend in yields was reflective of general interest rate markets during much of the previous twelve months.

Interest and fee income (FTE) for the nine months ended September 30, 2004 increased $552,000 (4.6%) from the same period of 2003. The change in interest-earning assets was made up of an $11.9 million (4.3%) increase in average loan balances to $286.8 million, and a $10.7 million (19.1%) increase in average investment balances. The average balance of federal funds sold decreased $3.9 million (100%) to $0 in order to fund loans and investments.

The average yield on the Company’s interest-earning assets decreased to 6.76% for the nine months ended September 30, 2004, from 7.12% for the same period of 2003. This downward trend in yields was reflective of general interest rate markets during much of the previous twelve months.

Interest Expense

Interest expense increased $86,000 (4.9%) to $1,829,000 in the third quarter of 2004 compared to $1743,000 in the quarter ended September 30, 2003. The average balance of interest-bearing liabilities increased $16.1 million (5.3%) to $322.5 million in the third quarter of 2004 compared to $306.4 million in the quarter ended September 30, 2003. The increase in interest-bearing liabilities was concentrated in time certificates of deposit (up $25.2 million or 20.8%). In addition, the average balance of noninterest-bearing deposits increased $3.5 million (7.0%) from the year-ago quarter, and the average balance of long-term debt decreased $6.4 million (32.6%) to $13.2 million in the quarter ended September 30, 2004 compared to $19.6 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (2.26%) in the third quarter of 2004 is the same as the average rate paid for the third quarter of 2003.

Interest expense decreased $503,000 (8.9%) to $5.1 million in the nine months ended September 30, 2004 compared to $5.6 million in the same period of 2003. The average balance of interest-bearing liabilities increased $12.3 million (4.0%) to $316.7 million in the nine months ended September 30, 2004 compared to $304.4 million in the same period of 2003. The increase in interest-bearing liabilities was concentrated in lower earning short-term borrowings (mostly overnight) (up $8.6 million or 58.4%) and time certificates of deposit (up $6.2 million or 4.7%). In addition, the average balance of noninterest-bearing deposits increased $4.0 million (8.3%) from the year-ago quarter, and the average balance of long-term debt decreased $3.9 million (21.2%) to $14.5 million in the nine months ended September 30, 2004 compared to $18.4 million in the same period of 2003. The average rate paid for all categories of interest-bearing liabilities (2.17%) decreased in the nine months ended September 30, 2004 from the average rate paid in the year-ago nine month period (2.48%) as a result of general market interest rate changes.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Yield on interest-earning assets	6.75%	6.93%	6.76%	7.12%
Rate paid on interest-bearing Liabilities	2.26%	2.26%	2.17%	2.48%

Net interest spread	4.49%	4.67%	4.59%	4.64%
Impact of excess earning assets and noninterest-bearing funds	0.23%	0.20	0.21%	0.21%

Net interest margin	4.72%	4.87%	4.80%	4.85%

Net interest margin in the third quarter of 2004 decreased 15 basis points compared to the third quarter of 2003. Average balances on time deposits increased during the quarter ended September 30, 2004 by $25.2 million (20.8%) compared to the same period ended September 30, 2003 and the cost of these funds decreased 14 basis points to 2.66% from 2.80%. Average balances on loans increased during the third quarter ended September 30, 2004 by $13.5 million (4.9%) compared to third quarter ended September 30, 2003 and the yield decreased 35 basis points to 7.22% from 7.57%.

Net interest margin in the nine months ended September 30, 2004 decreased 5 basis points compared to the nine months ended September 30, 2003. Average balances on short-term borrowings (mostly overnight) increased during the nine months ended September 30, 2004 by $8.6 million (58.4%) compared to the same period ended September 30, 2003 and the cost of these funds decreased 51 basis points to 1.30% from 1.81%. Average balances on loans increased during the nine months ended September 30, 2004 by $11.9 million (4.3%) compared to nine months ended September 30, 2003 and the yield decreased 49 basis points to 7.21% from 7.70%.

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

	For the three months ended
	September 30, 2004			September 30, 2003
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$289,532	$5,251	7.22%	$276,065	$5,270	7.57%
Investment securities — taxable	48,488	469	3.85%	48,404	358	2.93%
Investment securities — nontaxable	22,785	364	6.36%	14,248	253	7.04%
Federal funds sold and due from banks (interest-bearing)	772	2	1.03%	831	2	0.95%
Allowance for loan loss	(2,736)			(2,525)

Total earning assets	358,841	6,086	6.75%	337,023	5,883	6.93%
Other assets	43,711			43,515

Total assets	$402,552	$6,086		$380,538	$5,883

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$122,442	$326	1.06%	$124,779	$312	0.99%
Savings deposits	15,774	10	0.25%	13,731	8	0.23%
Time deposits	146,422	978	2.66%	121,183	854	2.80%
Other short-term borrowed funds	15,237	65	1.70%	17,947	67	1.48%
Long-term debt	13,218	175	5.27%	19,616	227	4.59%
Subordinated debentures	9,485	275	11.53%	9,200	275	11.86%

Total interest-bearing liabilities	$322,578	$1,829	2.26%	$306,456	$1,743	2.26%

Noninterest-bearing deposits	52,739			49,271
Other liabilities	3,945			3,584
Shareholders’ equity	23,290			21,227

Total liabilities and shareholders’ equity	$402,552			$380,538

Net interest spread (1)			4.49%			4.67%
Net interest income and interest margin (2)		$4,257	4.72%		$4,140	4.87%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

	For the nine months ended
	September 30, 2004			September 30, 2003
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$286,826	$15,482	7.21%	$274,934	$15,832	7.70%
Investment securities — taxable	47,555	1,345	3.78%	43,430	1,165	3.59%
Investment securities — nontaxable	19,326	953	6.59%	12,723	699	7.35%
Federal funds sold and due from banks (interest-bearing)	789	6	1.02%	4,723	41	1.16%
Allowance for loan loss	(2,850)			(2,513)

Total earning assets	351,646	17,786	6.76%	333,297	17,737	7.12%
Other assets	44,315			43,468

Total assets	$395,961	$17,786		$376,765	$17,737

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$117,967	$859	0.97%	$117,796	$986	1.12%
Savings deposits	14,652	27	0.25%	13,837	42	0.41%
Time deposits	136,701	2,649	2.59%	130,517	2,915	2.99%
Other short-term borrowed funds	23,402	227	1.30%	14,640	198	1.81%
Long-term debt	14,534	554	5.09%	18,453	677	4.91%
Subordinated debentures	9,485	824	11.60%	9,200	825	11.99%

Total interest-bearing liabilities	$316,741	$5,140	2.17%	$304,443	$5,643	2.48%

Noninterest-bearing deposits	51,629			47,678
Other liabilities	4,130			3,898
Shareholders’ equity	23,461			20,746

Total liabilities and shareholders’ equity	$395,961			$376,765

Net interest spread (1)			4.59%			4.64%
Net interest income and interest margin (2)		$12,646	4.80%		$12,094	4.85%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2004
	compared with three months
	ended September 30, 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$257,000	$(276,000)	$(19,000)
Investments — taxable	1,000	110,000	111,000
Investments — nontaxable	152,000	(41,000)	111,000
Federal funds sold & due from banks	—	—	—

Total earning assets	410,000	(207,000)	203,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	(6,000)	20,000	14,000
Savings deposits	1,000	1,000	2,000
Time deposits	178,000	(54,000)	124,000
Federal funds purchased	—	—	—
Other short term borrowings	(11,000)	9,000	(2,000)
Long-term debt	(74,000)	22,000	(52,000)
Trust preferred securities/subordinated debentures	9,000	(9,000)	—

Total interest-bearing liabilities	97,000	(11,000)	86,000

Increase (decrease) in net interest income	$313,000	$(196,000)	$117,000

	Nine months ended September 30, 2004
	compared with nine months
	ended September 30, 2003
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$685,000	$(1,035,000)	$(350,000)
Investments — taxable	111,000	69,000	180,000
Investments — nontaxable	363,000	(109,000)	254,000
Federal funds sold & due from banks	(34,000)	(1,000)	(35,000)

Total earning assets	1,125,000	(1,076,000)	49,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	1,000	(128,000)	(127,000)
Savings deposits	2,000	(17,000)	(15,000)
Time deposits	138,000	(404,000)	(266,000)
Federal funds purchased	2,000	—	2,000
Other short term borrowings	116,000	(89,000)	27,000
Long-term debt	(144,000)	21,000	(123,000)
Trust preferred securities/subordinated debentures	26,000	(27,000)	(1,000)

Total interest-bearing liabilities	141,000	(644,000)	(503,000)

Increase (decrease) in net interest income	$984,000	$(432,000)	$552,000

Provision for Loan Losses

The Company provided $644,000 for loan losses in the third quarter of 2004 versus $557,000 in the third quarter of 2003. During the third quarter of 2004, the Company recorded $576,000 of net loan charge offs versus $639,000 of net loan charge offs in the third quarter of 2003. The increase of $87,000 in the provision for loan losses was due to an increase in loan balances. The ratio of the allowance for loan losses to total loans was 0.99% at September 30, 2004 and 0.94% at September 30, 2003.

The Company provided $1,047,000 for loan losses during the nine months ended September 30, 2004 versus $1,405,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company recorded $1,002,000 of net loan charge offs versus $1,232,000 of net loan charge-offs in the nine-month period ended September 30, 2003.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$589,000	$501,000	$1,788,000	$1,429,000
Gain on sale of investments	10,000	—	217,000	54,000
Mortgage referral fees	113,000	269,000	398,000	863,000
Other noninterest income	317,000	106,000	624,000	317,000

Total noninterest income	$1,029,000	$876,000	$3,027,000	$2,663,000

Noninterest income for the third quarter of 2004 increased $153,000 (17.5%) to $1,029,000 from $876,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was due to an increase in service charges on deposit accounts of $88,000 (17.6%) to $589,000 but was offset by a decrease in mortgage referral fees of $156,000 (58.0%) from the third quarter of 2003 to the third quarter of 2004 due to a slower mortgage market. The increase in service charge income was mainly due to the introduction of an overdraft privilege deposit product in January 2004 that has added a new stream of recurring noninterest income.

Noninterest income for the nine months ended September 30, 2004 increased $364,000 (13.7%) to $3,027,000 from $2,663,000 in the same period in 2003. The increase in noninterest income from the year-ago period was due to an increase in service charges on deposit accounts (up $359,000 or 25.1% to $1,788,000) and an increase in gain on the sale of investment securities (up $163,000 or 301.9% to $217,000). The increase in service charge income was mainly due to the introduction of an overdraft privilege deposit product in January 2004 that has added a new stream of recurring noninterest income. Mortgage referral fees for the nine months ended September 30, 2004 decreased $465,000 (53.9%) to $398,000 from $863,000 for the nine months ended September 30, 2003 due to a slower mortgage market.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Salaries and employee benefits	$2,383,000	$2,367,000	$6,953,000	$7,031,000
Occupancy	390,000	447,000	1,236,000	1,225,000
Furniture and Equipment	205,000	202,000	594,000	642,000
Data processing	206,000	211,000	607,000	585,000
Advertising and marketing	123,000	130,000	447,000	380,000
Printing and supplies	74,000	44,000	208,000	193,000
Loan and collection	59,000	128,000	276,000	259,000
Other real estate- Heritage Place	127,000	109,000	408,000	200,000
Net loss (gain) on sale of OREO and other foreclosed assets	(74,000)	159,000	(40,000)	279,000
Other	647,000	525,000	1,926,000	1,377,000

Total	$4,140,000	$4,322,000	$12,615,000	$12,171,000

Average full time equivalent staff	155	150	153	149
Noninterest expense to revenue (FTE)	78.32%	86.16%	80.49%	82.48%

Noninterest expense for the third quarter of 2004 decreased $182,000 (4.2%) to $4.1 million from $4.3 million in the third quarter of 2003. The decrease in noninterest expense was mainly due to a $233,000 (146.5%) decrease in Net loss on sale of Other Real Estate Owned (OREO) and foreclosed assets and writedown of OREO from $159,000 loss to gain of $74,000.

Noninterest expense for the nine months ended September 30, 2004 increased $444,000 (3.6%) to $12.6 million from $12.2 million in the first nine months of 2003. The increase in noninterest expense was mainly due to a $208,000 (104.0%) increase in the expense for other real estate-Heritage Place to $408,000 from $200,000. The increase in the Heritage Place expense was mainly due to an accrual on the bonds issued by the City of Broomfield for an urban renewal project in the area where Heritage Place is located, as further described at Part II — Item 5 of this report.

Provision for Income Tax

The effective tax rate for the three months ended September 30, 2004 was 8.38% and reflects a decrease from -291.4% for the three months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 18.97% and reflects a decrease from 8.92% for the nine months ended September 30, 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at September 30, 2004, decreased $1.3 million (8.8%) to $13.5 million from $14.8 million at December 31, 2003. Allowance for loan losses to classified loans was 21.6% as of September 30, 2004 and 19.4% as of December 31, 2003.

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

Interest income on nonaccrual loans, which would have been recognized during the nine months ended September 30, 2004, if all such loans had been current in accordance with their original terms, totaled $41,000. Interest income actually recognized on these loans during the nine months ended September 30, 2004 was $4,000.

The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due, management does not place it on nonaccrual status because the loan is well secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.

Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

As shown in the following table, total nonperforming assets increased $1.5 million (42.0%) to $4.9 million during the first nine months of 2004. Nonperforming assets net of guarantees represent 1.2% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At September 30, 2004	At December 31, 2003
	(unaudited)
	(dollars in thousands)
Performing nonaccrual loans	$462	$337
Nonperforming, nonaccrual loans	1,682	948

Total nonaccrual loans	2,144	1,285
Loans 90 days past due and still accruing	1,999	19

Total nonperforming loans	4,143	1,304
Other real estate owned	688	1,543
Foreclosed assets	85	614

Total nonperforming assets	$4,916	$3,461

Nonperforming loans to total loans	1.40%	0.46%
Allowance for loan losses/nonperforming loans	70.43%	220.25%
Nonperforming assets to total assets	1.19%	0.87%
Allowance for loan losses to nonperforming assets	59.36%	82.98%

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb probable losses inherent in the Company’s loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s Allowance for Loan Losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, “loans” shall include all loans and lease contracts that are part of the Company’s portfolio.

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

The Company’s method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Based on the current conditions of the loan portfolio, management believes that the $2,918,000 allowance for loan losses at September 30, 2004 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$2,849	$2,649	$2,872	$2,394
Loan loss provision	644	557	1,047	1,405
Loans charged off	(650)	(686)	(1,142)	(1,375)
Recoveries of previously charged-off loans	75	47	141	143

Net (charge-offs) recoveries	(575)	(639)	(1,001)	(1,232)

Balance, end of period	$2,918	$2,567	$2,918	$2,567

Allowance for loan losses/loans outstanding			0.99%	0.94%

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $24.0 million at September 30, 2004. This amount represents an increase of $802,000 (3.5%) from December 31, 2003. The change is the result of net income of $1,324,000, a $127,000 (52.3%) increase in the net market value of available for sale securities, the 2000 Series B preferred stock dividend of $112,000 and the dividend payments to holders of common stock, 1987 Series A preferred stock and 1988 Series A preferred stock totaling $513,000 as discussed in more detail on page 23.

The following summarizes the regulatory capital ratios for the periods indicated:

					To Be Well
	At September 30,		At	Minimum	Capitalized Under
			December 31,	Regulatory	Prompt Corrective
	2004	2003	2003	Requirement	Action Provisions
Tier I Capital (to risk-weighted assets)
Consolidated	7.8%	8.1%	7.8%
Bank	9.5%	9.9%	9.5%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	10.5%	10.9%	10.6%
Bank	10.4%	10.7%	10.4%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.5%	6.7%	6.6%
Bank	8.0%	8.2%	8.0%	4.0%	5.0%

Off-Balance Sheet Item

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased $13.3 million to $62.3 million at September 30, 2004, from $49.0 million at December 31, 2003. The commitments represent 21.2% and 17.3% of the total loans outstanding at September 30, 2004 and at December 31, 2003, respectively.

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

At September 30, 2004 and 2003, the results of the simulations noted above indicate that the balance sheet is slightly liability sensitive (earnings decrease when interest rates rise). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At September 30, 2004 and 2003, the Company had no derivative financial instruments.

Liquidity

The Company’s principal source of asset liquidity is cash and amounts due from banks, and marketable investment securities available for sale. At September 30, 2004, cash and due from banks, federal funds sold and investment securities available for sale totaled $84.3 million, representing an increase of $5.4 million or 6.8% from December 31, 2003, and an increase of $5.6 million or 7.1% from September 30, 2003. The Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2004 generated cash flows from operations of $2.9 million compared to $3.1 million during the first nine months of 2003. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $23.6 million during the nine months ended September 30, 2004 compared to $32.9 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company invested $32.3 million in securities and experienced $10.9 million in net loan growth, compared to $44.1 million and $11.9 million used to purchase investments and net loan growth, respectively, during the first nine months of 2003. These changes in investment and loan balances contributed to net cash used by investing activities of $18.5 million during the nine months ended September 30, 2004, compared to net cash used in investing activities of $19.6 million during the nine months ended September 30, 2003. Financing activities provided net cash of $12.1 million during the nine months ended September 30, 2004, compared to net cash used by financing activities of $2.7 million during the nine months ended September 30, 2003. Increases in deposit balances accounted for $37.8 million of financing sources of funds during the nine months ended September 30, 2004, compared to deposit balance decreases that accounted for $15.3 million of the funds used for financing activities during the nine months ended September 30, 2003. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions. On July 7, 2004, the Company declared a special cash dividend of $0.27 per share on its common stock and a dividend of $0.40 per share on its 1987 Series A 8% Non-cumulative Convertible Preferred Stock and its 1988 Series A 8% Non-cumulative Convertible Non-voting Preferred Stock. The aggregate dividends of $513,000 were paid on July 22, 2004 to holders of record at the close of business on July 8, 2004.

Item 4. Controls and Procedures

The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions. All such actions are of a routine nature and arise in the normal course of business of the Bank and are not expected to have a material impact on the Bank or Company.

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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of September 30, 2004, the Bank had capitalized total costs of $9,952,550 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $408,020 for the nine months ended September 30, 2004, largely related to holding the property. Of this amount,

$96,023 was accrued for real estate taxes and $291,674 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser in May 2003, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

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

The Bank entered into a non-binding letter of intent in August 2004 to purchase undeveloped property located in Erie, Colorado. The purchase is contingent upon the parties entering into an acceptable purchase agreement. The Bank intends to build an expanded facility to relocate its existing branch to the new site in 2006.

In October 2004, the Bank entered into a purchase and sale agreement to acquire two developed commercial lots on a major traffic arterial located in Longmont, Colorado for $1,500,000. The Bank intends to build a new branch on this property in 2006.

Item 6 – Exhibits

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

FRONT RANGE CAPITAL CORPORATION (Registrant)

Date: November 12, 2004	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr. Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Alice M. Voss

Alice M. Voss Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.
3.2**	Articles of Third Amendment to the Articles of Incorporation.
3.3*	Bylaws of Front Range Capital Corporation
4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West
10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.4*	Indexed Salary Continuation Plan of Heritage Bank
10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference