Form 10-K
period 2004-12-31
FRONT RANGE CAPITAL CORP
filed 2005-03-30
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐	NO ☑

The aggregate market value of the voting and non-voting common stock, including common stock and stock convertible into common stock, held by non-affiliates of the Registrant, as of March 20, 2005 was approximately $17,821,958. This computation excludes a total of 577,724 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s classes of common stock, as of March 20, 2005, was 1,887,369 shares of Common Stock, $0.001 par value, which includes 1,849,264 shares of Registrant’s Class A voting Common Stock and 38,105 shares of Registrant’s Class B Non-Voting Common Stock.

The following documents are incorporated herein by reference into the parts of Form 10-K indicated: None.

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report, and other reports and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	The strength of the United States and Colorado economies which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of the war in Iraq.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to effectively compete with other financial institutions.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	Technological changes implemented by the Company and by other parties which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Front Range Capital Corporation (the “Company”), is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Louisville, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of its wholly owned subsidiary bank, Heritage Bank (the “Bank”). The Bank has 13 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in 2006. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division.

Along with its subsidiary business trust, Front Range Capital Trust I (the “Trust”), the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “Commission”) on June 23, 2000, which became effective December 21, 2000, for the sale of up to $15 million of the Trust’s 11% Cumulative Company Obligated Mandatorily Redeemable Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities are listed on the American Stock Exchange. The Company’s common stock is not publicly traded or registered with the Commission.

History of Provision of Banking Services

The Company acquired the Bank, then operating under the name Lafayette First Industrial Bank, in March 1985. After the acquisition, the Company converted Lafayette First into a state-chartered commercial bank named Bank VII. In 1990 Robert L. and Claudia A. Beauprez acquired a significant ownership interest in the Company and thereupon instituted significant changes in order to enable it to more effectively serve the needs of local small to medium-sized businesses and individual customers. To reflect these changes, the name of the Bank was changed in 1991 to Lafayette State Bank. Since 1990 the Bank has enjoyed steady growth in deposits, commercial and consumer loans and other assets.

The Bank began its geographic expansion in 1995 with the establishment of branches in Boulder and Louisville. Additional branches have since opened in Erie in 1997; Broomfield, Denver and Louisville (Main Street) in 1998; Longmont in 1999; downtown Boulder, Lafayette (95th Street) and Niwot in 2000; north Denver (38th & York Streets) in 2002 and Firestone in 2004. A second branch in Longmont is anticipated to open in the second half of 2006. This geographic expansion gives the Company a significant presence throughout the diverse and growing economic and population base in the Denver-Boulder metropolitan area. In 1998 the Bank changed its name to Heritage Bank to better reflect its expanding geographic presence.

General Banking Services and Strategies

The Company operates under a community banking philosophy. Experienced officers and staff offer customers, including local residents and small to medium-sized businesses, a variety of traditional loan and deposit products. General business conditions and the downturn in the economy in recent years have impacted the overall economic climate in Colorado, including increased real estate vacancy rates, bankruptcies and loss of jobs. Nevertheless, the Denver-Boulder metropolitan area continues to be a viable market, enjoying the potential for strong overall economic growth such as the growth the area experienced during the 1990s and 2000, an expanding, well-educated population and an array of diverse industries. The Company has focused on the following strategies to achieve its objectives:

Emphasizing community banking relationships and a strong customer service culture. The Company enjoys an excellent reputation for its strong service culture. Its officers and staff are dedicated to providing responsive, individualized service to its business and individual customers. Board members, branch presidents, branch managers and officers are encouraged to participate in civic and public service affairs in their communities. As a result of this community interaction, the Company is better able to understand the specific needs of local customers and provide the responsiveness to local concerns expected of a community bank. Banking offices are designed to be conveniently located and to fit in aesthetically with their surroundings. The management team has experienced very little management turnover in recent years, which promotes a continuity of service to the Bank’s customers.

Expanding market share and increasing efficiency through internal growth. The Company has grown significantly through branching activities, having opened five new branches in the past five years and planning to open one more branch in 2006. The Company believes that its current locations provide it with the necessary platform to expand its services within its existing market area and that it has the infrastructure and systems in place to accommodate continued expansion and to absorb many of the overhead costs incurred in the growth of its branch network. The Company will continue to look for appropriate growth opportunities by opening additional branches within its existing markets or new markets.

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

Maintaining strong asset quality. As a result of its disciplined credit underwriting and loan administration, the Company has maintained good asset quality despite the rapid expansion of its loan portfolio. Total assets grew from $5.6 million at December 31, 1990 to $420.4 million at December 31, 2004. Over this same period, total loans (net of unearned income) increased from $3.7 million to $290.0 million and total deposits have risen from $4.9 million to $344.2 million. Over the past two calendar years, total assets have grown from $387.6 million at December 31, 2002 to $420.4 million at December 31, 2004, total loans increased from $268.5 million to $290.0 million and total deposits rose from $323.1 million to $344.2 million. Despite this growth, the Company’s ratio of nonperforming assets to total assets at December 31, 2004 was 1.6%. The Company intends to continue to maintain sound asset quality and adhere to the policies and practices that contribute to this result.

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

The principal economic risks associated with the lending activities of the Bank are the creditworthiness of any proposed borrower, a borrower’s ability to repay loans and the value of collateral securing any given loan. General factors that affect a commercial or consumer borrower’s ability to repay loans include interest, inflation and employment rates, as well as other factors affecting a particular borrower’s assets, such as employment, cash flows and other financial obligations. In many cases, these customers are less able to withstand competitive, economic and financial pressures than are larger borrowers. During periods of economic weakness, these businesses and individuals may become more adversely affected than larger entities, and may cause increased levels of non-accrual loans, loan charge-offs, foreclosures and higher provisions for loan losses.

The Bank’s lending activities comprise five principal lending areas: real estate-construction, real estate-commercial, real estate-residential, commercial and consumer. Although the Bank’s business is not seasonal and does not depend upon one or a few major customers, a substantial percentage of the Bank’s loans are secured by real estate. At December 31, 2004, approximately 86.6% of the Bank’s total loans were secured by real estate, compared to 85.4% as of December 31, 2003. As a result, risk of nonpayment or default may not be well-spread across diversified borrowing groups. In addition, a general downturn in the Colorado economy that impairs the value of real estate as collateral can increase loan losses and impair liquidity.

Commercial loans are generally secured by business assets, including equipment and real estate. Other commercial loans may be secured by accounts receivable and inventory. Consumer loans are sometimes unsecured, but also may be secured by personal assets such as vehicles. Generally, an economic downturn, such as the recessionary forces that impacted the national, regional and Colorado economies in recent years, can increase the risk of nonpayment, default and foreclosure of collateral securing loans. Consumer loans are subject to a greater risk of personal bankruptcies during less prosperous economic times.

The Bank’s disciplined credit underwriting and loan administration and attention to maintaining sound asset quality is one of the ways the Bank tries to mitigate the inherent risks of lending. As another mitigating factor, the Bank’s loan policy permits the purchase and sale of loans by participation in order to manage assets and liabilities and diversify risk. For a more complete discussion of the Bank’s lending policies and efforts to mitigate risk, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Loan Portfolio.”

Other Activities

In addition to the banking services referred to above, the Company formed the Trust, a special purpose, wholly-owned financing subsidiary Delaware business trust, on June 23, 2000. The Trust was formed for the purpose of issuing 11% Cumulative Trust Preferred Securities (“Trust Preferred Securities”) in a public offering on December 28, 2000 pursuant to a Registration Statement on Form SB-2. The Trust is authorized only to issue the Trust Preferred Securities and to invest the proceeds in 11% Junior Subordinated Debentures of the Company, issued concurrently with the Trust’s issuance of the Trust Preferred Securities. The Trust conducts no other business. In the future, the Company and the Bank may engage in other businesses either directly or indirectly through subsidiaries acquired or formed, subject to regulatory constraints. See “Regulation and Supervision.”

On May 16, 2001, the Board of Directors created Heritage Investments as a separate division of the Bank to diversify the Bank’s business to include offering securities and fixed and variable annuity products to its customers. These products are offered through the Bank’s relationship with Financial Network Investment Corporation., a broker-dealer registered in 50 states, including Colorado, and a member of the NASD and SIPC. Heritage Investments offers a wide variety of investment products, including mutual funds, life insurance, tax-deferred annuities, tax-free municipal bonds, disability insurance, stocks and bonds and long-term care insurance. In addition, Heritage Investments offers investment services including advising on retirement, education, risk management, estates, small business and employee benefits strategies.

Employees

As of March 20, 2005, the Company employed 166 persons on a full-time equivalent basis and a total of 175 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and has good relations with its employees. The Company provides customary insurance benefits to its employees. None of the Company’s nor the Bank’s officers is employed pursuant to an employment contract.

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

Nevertheless, the Bank has been able to effectively distinguish itself as a community bank and compete by emphasizing customer service, technology and responsive decision-making by establishing long-term customer relationships and loyalty and by providing products and services designed to meet the specific needs of customers. The Company believes its competitive strengths, including its reputation for developing and continuing banking relationships, responsiveness to customer needs, individualized customer service and maintenance of skilled and resourceful personnel will enable it to continue to successfully compete in the communities it serves.

Regulation and Supervision

Bank holding companies and banks are regulated extensively under both federal and state law. The following information describes some but not all of the applicable statutory and regulatory provisions, and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank, including increasing the cost of doing business, limiting permissible activities or increasing competition.

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

The Gramm-Leach-Bliley Act (“GLB”) eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and join with securities firms and insurance companies and engage in other activities that are financial in nature without Federal Reserve approval. GLB effectively repealed certain depression-era laws which prohibited the affiliation of banks and those other financial services entities under a single holding company. Under GLB, bank holding companies and other types of financial service entities may elect to become financial holding companies. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complementary to financial activities and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. As a result of the GLB, financial holding companies may offer a variety of financial services, or services incidental or complementary to financial services, including banking, securities underwriting, merchant banking and insurance. These new financial services may also be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, all of which must be conducted under the financial holding company.

A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, well-managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. Subsidiary banks of a financial holding company must remain well-

capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions.

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

The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock (up to 25% of total Tier 1 capital), less intangibles, but does not include unrecognized gains and losses on securities. Tier 2 capital, also known as supplementary capital, includes the allowance for loan losses provided that the allowance does not exceed 1.25% of risk weighted assets; certain perpetual preferred stock and subordinated non-convertible debt and some intermediate perpetual preferred stock. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. As of December 31, 2004, on a consolidated basis, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 7.7% and its ratio of total capital to total risk-weighted assets was 10.5%.

The Federal Reserve also uses a leverage ratio (Tier 1 capital divided by average total consolidated assets) as an additional tool to evaluate capital adequacy. Certain highly-rated bank holding companies that are not experiencing substantial growth may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2004, the Company’s leverage ratio was 6.3%.

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

Securities Laws. The Company’s common stock is not publicly traded, but the Company currently files reports with the Commission under Section 13(a) of the Security Exchange Act of 1934, as amended (the “Exchange Act”), due to the registration of the Subordinated Debt and files annual, quarterly and periodic reports. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are not available on our website at www.heritagebanks.com because they are available free of charge to shareholders by written request to Front Range Capital Corporation, Attn: Alice Voss, 390 Interlocken Crescent, Suite 600, Broomfield, CO 80021. The Company is not required to deliver an annual report to common security holders and does not currently intend to send such an annual report.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was enacted in 2002 to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered with the Commission or that file reports under the Exchange Act. This Act includes requirements for the composition and activities of audit committees, additional responsibilities regarding financial statements and disclosure of financial and non-financial information for the principal executive and financial officers of companies, new standards for auditors and regulation of auditors and audits and increased disclosure and reporting obligations for reporting companies and their officers and directors. While many of the provisions of the Sarbanes-Oxley Act were immediately effective, other provisions became effective over time. Since the Subordinated Debt is registered with the Commission (although the Company’s common stock is not), the Company is subject to the Sarbanes-Oxley Act.

AMEX. The Subordinated Debt is listed on the American Stock Exchange (“AMEX”). The Company is subject to the listing standards of AMEX, including:

•	maintaining a majority of independent directors on the Board,

•	new audit committee requirements, and

•	publishing and furnishing its annual report to holders of the Subordinated Debt.

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

Capital Adequacy Requirements. A state-chartered bank is subject to capital adequacy requirements similar to the capital adequacy requirements of a bank holding company, including the requirement of a total risk-based capital ratio of 8.0%, (4.0% of which is consisting of Tier 1 capital elements). To be categorized as “well capitalized” under prompt corrective action regulations, Tier 1 capital to risk-based assets must be 6%, total capital to risk-based assets must be 10%, and the leverage ratio must be 4%. At December 31, 2004, the Bank’s Tier 1 capital to risk-weighted assets ratio was 9.4%, total capital to risk-weighted assets ratio was 10.5% and its leverage ratio was 7.7%.

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

As an institution’s capital decreases, the Federal Reserve’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital-raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Critically undercapitalized institutions are subject to appointment of a receiver or conservator. In the event an institution is deemed significantly undercapitalized, it may be required to sell stock, merge, be acquired, restrict transactions with affiliates, restrict interest rates paid on deposits, divest a subsidiary or dismiss officers and directors. If the institution is a bank holding company, it may be prohibited from making capital distributions without Federal Reserve approval and may have to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without FDIC approval, enter into a material transaction other than in the ordinary course of business, engage in any covered transaction or pay excessive compensation or bonuses. Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. No sanctions apply to “well” or “adequately” capitalized institutions. The Bank currently is classified as “well capitalized”.

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

ITEM 2. PROPERTIES

The Company conducts business at 13 full-service branch locations, including branches in Boulder, Longmont, Lafayette, Louisville, Broomfield, Denver, Erie, Niwot and Firestone, Colorado. The Company owns six of the facilities that house Bank branches and leases the remaining facilities under various terms. In the opinion of management, each of the properties owned by the Company is adequately covered by insurance. The following table sets forth certain information regarding the facilities:

\

		Owned/Leased and	In Operation or
Location	Address	Lease Terms(1)	Owned Since
Boulder - Pearl Street	2775 Pearl Street Boulder, Colorado 80302	Leased: 5 year extension Ending February 25, 2010	February 1995

Boulder - West End	1900 Ninth Street Boulder, Colorado 80302	Leased: 5 year extension Ending January 31, 2010	February 2000

Broomfield	5720 West 120th Avenue Broomfield, Colorado 80020	Owned	January 1998

Broomfield-Flatirons	390 Interlocken Crescent #600 Broomfield, CO 80021	Leased: 6 year term Ending July 31, 2010	August 2004

Broomfield-Coalton Drive (2 parcels of undeveloped property)	9590 Coalton Drive Broomfield, Colorado 80020	Owned	August 2001

Denver – LODO	1543 Wazee Street Denver, Colorado 80202	Owned	October 1998

Denver-York St.	3850 York Street Denver, Colorado 80205	Leased: 5 year term Ending January 31, 2007	April 2002

Denver - 15th & Platte	2401 15th Street, Suite 100 Denver, Colorado 80202	Leased: 5 year term Ending July 31, 2008	Office space for mortgage division

Erie	785 Cheesman Erie, Colorado 80516	Owned	June 1997

Firestone	8080 Weld Cty Rd 13 Firestone, CO 80520	Owned	December 2004

Lafayette	811 South Public Road Lafayette, Colorado 80026	Owned	April 1987

Lafayette - 95th Street	2695 North Park Drive, Suite 101 Lafayette, Colorado 80026	Leased: 5 year extension Ending January 31, 2010	February 2000

Longmont-N. Main Street	2333 North Main Street, Suite E Longmont, Colorado 80501	Leased: term Ending March 31, 2006	March 1999

Louisville	1020 Century Drive, Suite 202 Louisville, Colorado 80027	Owned	July 1995

Louisville - Main Street	801 Main Street, Suite 130 Louisville, Colorado 80027	Leased: 5 year extension Ending March 31, 2008	August 1998

Niwot	6800 North 79th Street Niwot, Colorado 80503	Leased: 3 year extension Ending February 28, 2008	July 2000

(1)	The lease terms do not include renewal option periods that may be available.

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

The Bank entered into a letter of intent in September 2002 with Heritage Place Holdings, LLC and Heritage Place Partners, LLC (together, the “Developers”) that discussed the proposed sale of Heritage Place to the Developers along with the Bank’s right to purchase a pad inside Heritage Place once the development was completed. At the time the Bank executed the letter of intent, the individual members of the Developers included Mr. Beauprez, as well as others unaffiliated with the Company or the Bank. In September 2002, officers of the Bank and the Company met with representatives of the Federal Reserve Bank and the Colorado Division of Banking to discuss the relationship of the proposed transaction to federal and state banking laws and regulations and to provide an opportunity for federal and state banking regulators to comment upon the letter of intent. In November 2002, the Bank and the Developers terminated the letter of intent because the development project was no longer economically feasible to the Developers due to market conditions.

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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of December 31, 2004, the Bank had capitalized total costs of $9,953,000 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s Balance Sheet as presented in this report. In addition, the Bank has incurred related expenses of $532,000 for the year ended December 31, 2004, largely related to holding the property. Of this amount, $128,000 was accrued for real estate taxes and $379,000 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s Consolidated Statements of Income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser dated March 7, 2005, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

In March 2005 the Bank entered into a contract to purchase and paid a non-refundable earnest money deposit of $10,000 to acquire approximately one acre of undeveloped property in Erie, Colorado. The cost of the property is $2.00 per square foot. The total cost is estimated to be $88,000 and will be calculated after approval of the site development plan by the Town of Erie and determination of the size of the site pad. The Bank intends to relocate its existing branch to the new site sometime in the second half of 2006.

In October 2004, the Bank entered into a purchase and sale agreement to acquire two developed commercial lots on a major traffic arterial located in Longmont, Colorado for $1,500,000. The Bank has paid deposits of $110,000 of which $55,000 is refundable until favorable completion of the due diligence process. The Bank intends to build a new branch on this property with an anticipated opening date in the second half of 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock of the Company

There is no established public trading market for the common stock of the Company. On July 7, 2004, the Company declared a special cash dividend of $0.27 per share on its common stock and a dividend of $0.40 per share on its 1987 Series A 8% Non-cumulative Convertible Preferred Stock and its 1988 Series A 8% Non-cumulative Convertible Non-voting Preferred Stock. The aggregate dividends of $514,000 were paid on July 22, 2004 to holders of record at the close of business on July 8, 2004. This special dividend was the first dividend to be declared on the Company’s common stock. As of March 20, 2005, the common stock, including preferred stock convertible into common stock on a one-to-one basis, was held by 168 holders of record.

Subordinated Debentures and Trust Preferred Securities

In December 2000, the Trust issued 1,000,000 11% Cumulative Trust Preferred Securities (“Trust Preferred Securities”) to the public for $8.00 per share in an aggregate amount of $8,000,000. The Trust Preferred Securities were issued through an underwriting syndicate whose representative was Howe Barnes Investments, Inc. (the “Underwriters”). The Company paid underwriting fees of $.40 per Trust Preferred Security or an aggregate of $400,000. The Trust Preferred Securities were offered and sold to the Underwriters pursuant to a Registration Statement on Form SB-2 in December 2000. In January 2001, the Underwriters exercised their over-allotment option to acquire an additional 150,000 Trust

Preferred Securities for cash in an aggregate amount of $1,200,000, bringing the aggregate amount of Trust Preferred Securities issued to 1,150,000 and an aggregate amount of proceeds to the Trust of $9,200,000. The aggregate amount of underwriting fees equaled $460,000.

The Trust Preferred Securities are publicly traded and listed on the American Stock Exchange under the trading symbol “FNG.Pr.” The Trust Preferred Securities began trading December 28, 2000 at a price of $8.00 per Trust Preferred Security. The high and low per share closing price of the Trust Preferred Securities for each quarter of 2004 and 2003 as reported by AMEX were as follows:

	2004		2003
Quarter Ended	Low	High	Low	High
March 31	$8.52	$8.90	$8.40	$8.60

June 30	$8.23	$8.75	$8.15	$9.02

September 30	$8.23	$8.82	$8.50	$9.10

December 31	$8.61	$9.10	$8.63	$9.00

Quarterly cash distributions are paid as described in the Trust Preferred Securities documents. The Trust Preferred Securities are held in street name by the Depository Trust Company or its nominee, Cede & Co.

Concurrently with the issuance of the Trust Preferred Securities, the Trust issued 35,625 common securities of the Trust to the Company for $8.00 per common security or an aggregate amount of $285,000. The common securities were issued for 11% Junior Subordinated Debentures, described below, in reliance on the registration exemption provided by Section 4(2) of the Securities Act.

Junior Subordinated Debentures

Concurrently with the issuance of the Trust Preferred Securities by the Trust, the Trust invested the proceeds from the issuance of the Subordinated Debt in 11% Junior Subordinated Debentures issued by the Company in the aggregate principal amount of $9,485,000 (“the “Debentures”). The Debentures were registered concurrently with the Trust Preferred Securities pursuant to the Registration Statement. After deducting approximately $400,000 in expenses and the underwriting fee, the Company used the proceeds from the sale of the Debentures to the Trust to repay a revolving line of credit with a balance of $2.4 million and a promissory note in the principal amount of $100,000. In addition, approximately $5.9 million was invested in the Bank in order to finance the opening of new branches, to improve technology and services, to support the Bank’s continued growth and to increase the Bank’s capital to attain or maintain certain levels of capitalization set forth in applicable federal banking regulations.

Preferred Stock

The Company has outstanding 5,000 shares of 1987 Series A 8% noncumulative convertible preferred stock and 5,500 shares of 1988 Series A 8% noncumulative convertible nonvoting preferred stock. Each share is convertible into one share of common stock.

The Company also has outstanding 3,567 shares of 2000 Series B Preferred Stock. Owners are entitled to receive cumulative cash dividends equal to the prime rate multiplied by the purchase price paid of $1,000 per share. Dividends are payable quarterly. The Company redeemed 24 shares on July 1, 2004 and 26 shares on October 1, 2004 at a cost of $1,000 per share or $50,000 in the aggregate.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s consolidated financial statements. This data should be read in connection with the Company’s financial statements and the related notes incorporated at Item 8 of this report.

FRONT RANGE CAPITAL CORPORATION
Financial Summary
(in thousands, except per share amounts)

Year ended December 31,	2004	2003	2002	2001	2000

Interest income (FTE)	$23,964	$23,648	$23,303	$23,206	$17,800
Interest expense (FTE)	7,071	7,277	8,266	9,773	7,713

Net Interest income (FTE)	16,893	16,371	15,037	12,433	10,087
Provision for loan losses	2,045	2,234	1,218	850	621
Noninterest income	3,618	3,625	2,888	2,294	1,486
Noninterest expense	16,914	16,695	14,799	11,302	8,708

Income before income taxes	1,552	1,067	1,908	2,575	2,244
Provision for income taxes	493	291	603	891	806

Net income	$1,059	$776	$1,305	$1,684	$1,438

Earnings per common share:
Basic	$0.48	$0.36	$0.71	$1.14	$1.06
Diluted	$0.48	$0.36	$0.71	$1.13	$1.06
Per common share:
Dividends paid	$0.27	$0.00	$0.00	$0.00	$0.00
Book Value at December 31*	$10.38	$10.18	$9.56	$8.16	$7.02
Average common shares outstanding	1,887	1,747	1,602	1,328	1,328
Average diluted common shares outstanding	1,898	1,758	1,613	1,338	1,338
Common shares outstanding December 31	1,887	1,887	1,665	1,328	1,328

Year ended December 31,	2004	2003	2002	2001	2000

At December 31
Loans, Net	$290,039	$285,632	268,548	$234,301	$168,851
Total assets	420,408	398,192	387,590	298,330	217,536
Total deposits	344,192	303,513	323,125	242,372	178,894
Other Borrowing	38,519	58,056	31,063	29,246	17,681
Subordinated Debentures/
Trust Preferred Securities	9,485	9,200	9,200	9,200	9,200
Shareholders’ equity	23,504	23,172	20,036	14,479	10,326

Financial Ratios:

For the year:
Return on assets	0.26%	0.20%	0.39%	0.63%	0.77%
Return on equity	4.49%	3.67%	7.04%	13.27%	16.27%
Net interest margin (FTE)	4.75%	4.88%	5.00%	5.19%	5.74%
Net loan losses to average loans	0.47%	0.64%	0.38%	0.30%	.06%
Efficiency ratio (FTE)	82.46%	83.49%	82.56%	76.74%	75.24%
Average equity to average assets	5.89%	5.64%	5.56%	4.78%	4.75%

At December 31:
Equity to assets	5.59%	5.82%	5.17%	4.85%	4.75%
Total capital to risk-adjusted assets	10.54%	10.63%	10.25%	9.91%	10.70%
Allowance for loan losses to loans	1.23%	1.01%	0.89%	0.92%	1.15%

*	Excludes accumulated other comprehensive income

FTE = Fully Taxable Equivalent

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s discussion and analysis of its financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion should be read in connection with the Company’s audited consolidated financial statements and the related notes incorporated at Item 8 of this report.

Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 37%.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses. The Company’s policy related to the estimate on the allowance for loan losses, can be found in Note 1 to the Company’s audited consolidated financial statements incorporated at Item 8 of this report.

Net Income

Following is a summary of the Company’s net income for the past three years (dollars in thousands, except per share amounts):

Components of Net Income

Year ended December 31,	2004	2003	2002

Net interest income*	$16,893	$16,371	$15,037
Provision for loan losses	(2,045)	(2,234)	(1,218)
Noninterest income	3,618	3,625	2,888
Noninterest expense	(16,914)	(16,695)	(14,799)
Taxes*	(493)	(291)	(603)

	$1,059	$776	$1,305

Net income per average fully-diluted share	$0.48	$0.36	$0.71
Net income as a percentage of average shareholders’ equity	4.49%	3.67%	7.04%
Net income as a percentage of average total assets	0.26%	0.20%	0.39%

*	Fully tax-equivalent (FTE)

The Company achieved earnings of $1.1 million in 2004, representing a 36.5% increase from earnings of $776,000 in 2003. Net interest income on a fully tax-equivalent basis for 2004 increased $522,000 (3.2%) compared to 2003. Higher average balances of interest-earning assets increased interest income on a fully tax-equivalent basis by $1.5 million in 2004, while changes in interest rates reduced interest income on a fully tax-equivalent basis by $1.2 million. The loan loss provision was decreased by $189,000 (8.5%), in 2004 but was offset by noninterest expense increasing $219,000 (1.3%) in 2004.

Earnings in 2003 decreased $529,000 or 40.5% from 2002. Net interest income (FTE) grew $1.3 million (8.9%) in 2003. Higher average balances of interest-earning assets increased interest income by $2.4 million that was partially offset by changes in interest rates that reduced interest income by $2.0 million in 2003. The loan loss provision was increased by $1.0 million in 2003 from 2002, and noninterest income increased $737,000 (25.5%) while noninterest expense increased $1.9 million (12.8%).

The Company’s return on average total assets was 0.26% in 2004, compared to 0.20% and 0.39% in 2003 and 2002, respectively. Return on average equity in 2004 was 4.49%, compared to 3.67% in 2003 and 7.04% percent in 2002.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $522,000 (3.2%) from 2003 to $16.9 million in 2004. Net interest income (FTE) increased $1.3 million (8.9%) from 2002 to 2003.

Following is a summary of the Company’s net interest income for the past three years (dollars in thousands):

Components of Net Interest Income

Year ended December 31,	2004	2003	2002

Interest income	$23,428	$23,257	$22,981
Interest expense	(7,071)	(7,277)	(8,266)
FTE adjustment	536	391	322

Net interest income (FTE)	$16,893	$16,371	$15,037

Net interest margin (FTE)	4.75%	4.88%	5.00%

Interest income (FTE) increased $316,000 (1.3%) from 2003 to 2004, the net effect of higher average balances partially offset by a decrease in average yield. The total yield on interest-earning assets decreased from 7.04% in 2003 to 6.75% in 2004. The average yield on loans decreased 42 basis points to 7.21% during 2004. The decrease in average yield on interest-earning assets reduced interest income (FTE) by $1.0 million, while a $19.5 million (5.8%) increase in average balances of interest-earning assets increased interest income (FTE) by $1.3 million during 2004.

Interest expense decreased $206,000 (2.8%) in 2004 from $7.3 million in 2003, principally due to lower interest rates. The average rate paid on interest-bearing liabilities was 2.22% in 2004, 16 basis points or 6.7% lower than in 2003. The most pronounced declines included rates paid on Certificates of Deposit which decreased from 2.9% to 2.62%. The decrease in average rate paid on interest-bearing liabilities decreased interest expense by $776,000 and changes in the mix of average balances of interest-bearing liabilities increased interest expense by $570,000 in 2004 including an overall increase of $13.4 million (4.4%) in the average balance of interest-bearing liabilities.

Interest income (FTE) increased $345,000 (1.5%) from 2002 to 2003, the net effect of higher average balances partially offset by a decrease in interest rates. Average yields on loans decreased 47 basis points to 7.63% in 2003 from 8.1% in 2002. Overall, the yield on the Company’s interest-earning assets decreased from 7.74% in 2002 to 7.04% in 2003. During 2003, the average balance of loans increased $16.0 million while the average balance of investments increased $19.6 million. The decrease in average yield on interest-earning assets decreased interest income (FTE) by $2.0 million, while a net increase of $34.9 million (11.9%) in average balances of interest-earning assets increased interest income (FTE) $2.4 million during 2003.

Interest expense decreased $989,000 (12.0%) in 2003 partially due to a 65 basis point decrease in the average rate paid on interest-bearing liabilities from 3.03% to 2.38%. The rate paid on federal funds purchased fell 72 basis points to 1.23% in 2003. The average rate paid on savings deposits also fell from 0.70% to 0.37%. Partially offsetting these decreases was a $33.2 million (12.2%) increase in average interest-bearing liabilities from 2002 to 2003.

Net Interest Margin

Following is a summary of the Company’s net interest margin for the past three years:

Components of Net Interest Margin

Year ended December 31,	2004	2003	2002

Yield on earning assets	6.75%	7.04%	7.74%
Rate paid on interest-bearing liabilities	2.22%	2.38%	3.03%
Net interest spread	4.53%	4.66%	4.71%
Impact of all other net noninterest-bearing funds	0.22%	0.22%	0.29%

Net interest margin (FTE)	4.75%	4.88%	5.00%

The Company’s aggressive reaction to declining market rates throughout 2002, 2003 and 2004 and its delayed increase in rates paid on interest-bearing deposits during the second half of 2004 has allowed it to maintain a relatively stable net interest margin. While the Company was able to reduce the average rate paid on interest-bearing liabilities at approximately the same rate or faster than the average yield on interest-earning assets, and thus maintain its net interest spread, the positive impact of all other net noninterest-bearing funds on net interest margin was reduced due to the lower market rates of interest at which they could be invested.

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

	Year ended December 31, 2004
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid

Assets
Loans (3)	$288,307	$20,790	7.21%
Allowance for loan losses	(2,923)
Investment securities - taxable	48,190	1,815	3.77%
Investment securities - nontaxable	20,914	1,350	6.46%
Federal funds sold & due from banks	792	9	1.14%

Total earning assets	$355,280	$23,964	6.75%
Other assets	44,977

Total assets	$400,257

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$119,355	$1,236	1.04%
Savings deposits	14,813	37	0.25%
Time deposits	138,608	3,636	2.62%
Federal funds purchased	155	2	1.29%
Other short-term borrowed funds	22,942	349	1.52%
Long-term debt	13,788	711	5.16%
Subordinated Debt	9,485	1,100	11.60%

Total interest-bearing liabilities	$319,146	$7,071	2.22%
Noninterest-bearing demand	53,266
Other liabilities	4,258
Shareholders’ equity	23,587

Total liabilities and shareholders’ equity	$400,257

Net interest spread (1)			4.53%
Net interest income and interest margin (2)		$16,893	4.75%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2003
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid

Assets
Loans (3)	$276,218	$21,065	7.63%
Allowance for loan losses	(2,519)
Investment securities — taxable	44,776	1,565	3.50%
Investment securities — nontaxable	13,602	975	7.17%
Federal funds sold	3,729	43	1.15%

Total earning assets	$335,806	$23,648	7.04%
Other assets	43,455

Total assets	$379,261

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$119,536	$1,296	1.08%
Savings deposits	13,906	51	0.37%
Time deposits	125,413	3,637	2.90%
Federal funds purchased	15,944	196	1.23%
Other short-term borrowed funds	3,542	103	2.91%
Long-term debt	18,238	894	4.90%
Trust preferred securities	9,200	1,100	11.96%

Total interest-bearing liabilities	$305,779	$7,277	2.38%
Noninterest-bearing demand	48,248
Other liabilities	3,830
Shareholders’ equity	21,404

Total liabilities and shareholders’ equity	$379,261

Net interest spread (1)			4.66%
Net interest income and interest margin (2)		$16,371	4.88%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

	Year ended December 31, 2002
		Interest	Rates
	Average	income/	earned/
	balance	expense	paid

Assets
Loans (3)	$259,979	$21,065	8.10%
Allowance for loan losses	(2,347)
Investment securities - taxable	28,730	1,416	4.93%
Investment securities - nontaxable	10,098	767	7.60%
Federal funds sold	4,477	55	1.23%

Total earning assets	$300,937	$23,303	7.74%
Other assets	36,999

Total assets	$337,936

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,460	$1,780	1.66%
Savings deposits	12,798	90	0.70%
Time deposits	104,508	3,933	3.76%
Federal funds purchased	11,040	215	1.95%
Other short-term borrowed funds	12,082	351	2.91%
Long-term debt	15,478	805	5.20%
Trust preferred securities	9,200	1,092	11.87%

Total interest-bearing liabilities	$272,566	$8,266	3.03%
Noninterest-bearing demand	43,333
Other liabilities	3,257
Shareholders’ equity	18,780

Total liabilities and shareholders’ equity	$337,936

Net interest spread (1)			4.71%
Net interest income and interest margin (2)		$15,037	5.00%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(3)	Interest income on loans includes amortization of loan fees, which is not material.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid

The following table sets forth a summary of the changes in the Company’s interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the past three years. The rate/volume variance has been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis (dollars in thousands):

	2004 over 2003			2003 over 2002
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$922	$(1,197)	$(275)	$1,316	$(1,316)	$(0)
Investment securities	467	158	625	1,057	(700)	357
Federal funds sold	(34)	(0)	(34)	(9)	(3)	(12)

Total	$1,355	$(1,039)	$316	$2,364	$(2,019)	$345

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	$(2)	$(58)	$(60)	$199	$(683)	$(484)
Savings deposits	3	(17)	(14)	8	(47)	(39)
Time deposits	383	(384)	(1)	787	(1,083)	(296)
Federal funds purchased	(194)	(0)	(194)	96	(115)	(19)
Other short-term borrowings	564	(318)	246	(248)	(248)
Long-term borrowings	(218)	35	(183)	144	(55)	89
Subordinated Debt/Trust preferred securities	34	(34)	0	0	8	8

Total	$570	$(776)	$(206)	$986	$(1,975)	$(989)

Increase (decrease) in net interest income	$785	$(263)	$522	$1,378	$(44)	$1,334

Provision for Loan Losses

In 2004, the Company provided $2.0 million for loan loss provision compared to $2.2 million in 2003. Net loan charge-offs decreased $392,000 (22.3%) to $1.4 million during 2004. Net charge-offs of commercial loans and construction real estate loans decreased $31,000 (4.6%) and $569,000 (93.9%), respectively in 2004, while net charge-offs of residential real estate loans and consumer loans increased $105,000 (24.6%) and $107,000 (109.2%), respectively. The 2004 net charge-offs represented 0.47% of average loans outstanding versus 0.64% in 2003. Nonperforming loans were 1.51% of total loans at December 31, 2004 versus 0.46% at December 31, 2003. The ratio of allowance for loan losses to nonperforming loans was 80.93% at the end of 2004 versus 220.2% at the end of 2003.

In 2003, the Company provided $2.2 million for loan loss provision compared to $1.2 million in 2002. Net loan charge-offs increased $768,000 (77.7%) to $1.8 million during 2003. Net charge-offs of commercial loans and construction real estate loans increased $218,000 (47.6%) and $284,000 (88.2%), respectively in 2003, while net charge-offs of residential real estate loans and consumer loans increased $427,000 (100%) and $12,000 (14.0%), respectively. The 2003 net charge-offs represented 0.64% of average loans outstanding versus 0.38% in 2002. Nonperforming loans were 0.45% of total loans at December 31, 2003 versus 1.40% at December 31, 2002. The ratio of allowance for loan losses to nonperforming loans was 220.2% at the end of 2003 versus 63.45% at the end of 2002.

Noninterest Income

The following table summarizes the Company’s noninterest income for the past three years (dollars in thousands):

Components of Noninterest Income

Year ended December 31,	2004	2003	2002

Service charges on deposit accounts	$1,812	$1,397	1,233
ATM fees and interchange	365	358	339
Other service fees	162	169	131
Commissions on sale of nondeposit investment products	249	238	161
Increase in cash value of life insurance	335	250	243
Mortgage referral fees	494	988	710
Other noninterest income	233	171	38
Gain (loss) on available for sale investments, net	(32)	54	33

Total noninterest income	$3,618	$3,625	$2,888

Noninterest income decreased $7,000 (0.2%) to $3.6 million in 2004. Service charges on deposit accounts increased $415,000 (21.8%) but was offset by mortgage referral fees decreasing $494,000 (50.0%), due to a general decline in the housing and refinance market.

Noninterest income increased $737,000 (25.5%) to $3.6 million in 2003. The increase was mainly due to mortgage referral fees increasing $278,000 (39.2%), as a result of low long-term interest rates fueling the refinance market.

Securities Transactions

During 2004, the Company realized gains (net) of $248,000 on the sale of securities with market values of $21.6 million. Offsetting this gain, the Company determined they had an “other-than-temporary impairment” on a corporate equity security and recognized a loss of $280,000 on $1,000,000 par value. Also, during 2004 the Company received proceeds from maturities of securities totaling $2.0 million, purchased $49.2 million worth of securities and received $6.4 million in paydowns on collateralized mortgage obligations and other securities.

During 2003, the Company realized gains of $54,000 on the sale of securities with market values of $6.8 million. Also, during 2003 the Company received proceeds from maturities of securities totaling $15.8 million, purchased $48.4 million worth of securities and received $13.6 million in paydowns on collateralized mortgage obligations and other securities.

Noninterest Expense

Salaries and Benefits. Salary and benefit expenses increased $211,000 (2.3%) to $9.4 million in 2004 compared to 2003. Base salaries increased $494,000 (7.8%) to $6.7 million in 2004. The increase in base salaries was mainly due to raises given and the staffing of the new Firestone branch. These results are consistent with the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Incentive and commission-related expenses decreased $345,000 (38.7%) to $547,000 in 2004 which relates to the decrease in mortgage referral fees. Benefits expense, including retirement, medical and workers’ compensation insurance and taxes, increased $97,000 (5.3%) to $1.9 million during 2004.

Salary and benefit expenses increased $1.2 million (15.4%) to $9.2 million in 2003 compared to 2002. Base salaries increased $1.2 million (22.8%) to $6.6 million in 2003. The increase in base salaries was mainly due to the Bank expanding its administrative staff in order to better handle the growth in assets, branch locations and employees that the Bank has experienced in the last few years. These results are consistent with the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Incentive and commission-related expenses increased $168,000 (23.3%) to $893,000 in 2003. Benefits expense, including retirement, medical and workers’ compensation insurance and taxes, increased $408,000 (28.4%) to $1.8 million during 2003.

Other Noninterest Expenses. The following table summarizes the Company’s other noninterest expense for the past three years (dollars in thousands):

Components of Other Noninterest Expense

Year ended December 31,	2004	2003	2002

Equipment and data processing	$1,631	$1,662	$1,547
Occupancy	1,632	1,602	1,401
Professional fees	542	223	202
Telecommunications	200	226	220
Marketing	566	492	589
ATM & Debit Card	359	319	214
Postage	148	138	132
Courier service	39	35	35
Operational losses	82	161	140
Assessments	92	86	80
Net other real estate owned expense	140	664	1
Other real estate owned—Heritage Place	532	564	661
Other	1,523	1,306	1,374

Total other noninterest expense	$7,486	$7,478	$6,596

Other noninterest expenses increased $8,000 (0.1%) from $7,478,000 in 2003 to $7,486,000 in 2004. Professional fees increased $319,000 and net other real estate owned expenses decreased $524,000 from 2003 to 2004.

Other noninterest expenses increased $882,000 (13.4%) to $7.5 million in 2003 from $6.6 million in 2002. Writedown of other real estate owned (OREO) amounted to $361,000, loss on sale of OREO attributed $100,000 and other expenses related to OREO increased $203,000 in 2003. These three items accounted for 75.3% of the increase in noninterest expenses in 2003.

Provision for Taxes

The effective tax rate on income was (4.2%), (14.8%), and 17.7% in 2004, 2003 and 2002, respectively. The effective tax rate was lower than the federal statutory tax rate due to tax-exempt income and non- taxable non-qualified employee retirement plan income. Tax-free income of $912,000, $665,000 and $546,000, respectively, in these years helped to reduce the effective tax rate.

Financial Ratios

The following table shows the Company’s key financial ratios for the past three years:

Year ended December 31,	2004	2003	2002

Return on average total assets	0.26%	0.20%	0.39%
Return on average shareholders’ equity	4.49%	3.67%	7.04%
Average shareholders’ equity to average assets	5.89%	5.64%	5.56%
Common shareholders’ dividend payout ratio	48.54%	0.0%	0.0%

Loans

The Company concentrates its lending activities in five principal lending areas: real estate-construction, real estate-commercial, real estate-residential, commercial and consumer. At December 31, 2004, these five categories accounted for approximately 20.4%, 49.0%, 17.3%, 11.1% and 2.2% of the Company’s loan portfolio, respectively, as compared to 21.9%, 45.1%, 18.4%, 12.1% and 2.5%, at December 31, 2003. The shift in the percentages was primarily due to construction loan demand decreasing and an increase in commercial real estate demand. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrower’s relationship with the Company and prevailing money market rates indicative of the Company’s cost of funds.

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

At December 31, 2004 loans totaled $290.0 million and reflected a 1.5% ($4.4 million) increase over total loans at the end of 2003. Real estate-commercial loans showed an increase in 2004 (9.9%) whereas the other categories showed decreases. The average loan-to-deposit ratio in 2004 was 88.4% compared to 89.9% in 2003.

At December 31, 2003 loans totaled $285.6 million and reflected a 6.4% ($17.1 million) increase over total loans at the end of 2002. Demand for real estate-construction loans and real estate-commercial loans was strong throughout 2003. Demand for consumer loans and multi-family real estate loans was weak throughout 2003. Loan growth was weaker in 2003 but picked up in the last quarter as the economy started to slowly improve. The average loan-to-deposit ratio in 2003 was 89.9% compared to 96.9% in 2002.

Loan Portfolio Composite

The following table shows the Company’s loan balances for the past three years:

December 31,	2004	2003	2002
	(dollars in thousands)
Real estate-construction	$59,520	$62,879	$72,129
Real estate-commercial	142,256	129,482	100,999
Real estate-residential	50,462	52,656	57,038
Commercial	32,409	34,733	32,703
Consumer	6,501	7,056	6,783

Total loans	$291,148	$286,806	$269,652

Less unearned Income	(1,109)	(1,174)	(1,104)

Loans	$290,039	$285,632	$268,548

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

Interest income on nonaccrual loans which would have been recognized during the year ended December 31, 2004, if all such loans had been current in accordance with their original terms, totaled $104,000. No interest income was actually recognized on these loans in 2004.

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

The following tables show the amount of the Bank’s nonperforming assets net of government guarantees as of the dates indicated:

	December 31, 2004			December 31, 2003
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
			(dollars in thousands)
Performing nonaccrual loans	$2,126	$0	$2,216	$337	$0	$337
Nonperforming, nonaccrual loans	2,174	0	2,174	948	0	948

Total nonaccrual loans	4,300	0	4,300	1,285	0	1,285

Loans 90 days past due and still accruing	90	0	90	19	0	19

Total nonperforming loans	4,390	0	4,390	1,304	0	1,304

Other real estate owned	2,131	0	2,131	1,543	0	1,543
Foreclosed assets	5	0	5	614	0	614

Total nonperforming loans and OREO	$6,526	$0	$6,526	$3,461	$0	$3,461

Nonperforming loans to total loans			1.5%			0.5%
Allowance for loan losses/nonperforming loans			80.9%			220.2%
Nonperforming assets to total assets			1.6%			0.9%
Allowance for loan losses to nonperforming assets			54.4%			82.9%

	December 31, 2002
	Gross	Guaranteed	Net
	(dollars in thousands)
Performing nonaccrual loans	$0	$0	$0
Nonperforming, nonaccrual loans	3,737	0	3,737

Total nonaccrual loans	$3,737	$0	$3,737
Loans 90 days past due and still accruing	36	0	36

Total nonperforming loans	$3,773	$0	$3,773
Other real estate owned	0	0	0
Foreclosed assets	76	0	76

Total nonperforming loans and OREO	$3,849	$0	$3,849

Nonperforming loans to total loans			1.4%
Allowance for loan losses/nonperforming loans			63.5%
Nonperforming assets to total assets			1.0%
Allowance for loan losses to nonperforming assets			62.2%

During 2004, nonperforming assets increased $3.1 million (88.6%) to a total of $6.5 million. During 2004 nonperforming loans increased $3.1 million (236.7%) to $4.4 million, other real estate owned (OREO) increased $588,000 to $2.1 million and foreclosed assets decreased $609,000. The ratio of nonperforming loans to total loans at December 31, 2004 was 1.5% versus 0.5% at the end of 2003. Classifications of nonperforming loans as a percent of the total at the end of 2004 were as follows: secured by real estate construction, 73.6%; real estate commercial, 7.8%; real estate residential, 3.0%; and commercial loans, 15.6%

During 2003, nonperforming assets decreased $433,000 (11.2%) to a total of $3.4 million. During 2003 nonperforming loans decreased $2.5 million (65.4%) to $1.3 million and other real estate owned (OREO) increased $1.5 million to $1.5 million. The ratio of nonperforming loans to total loans at December 31, 2003 was 0.5% versus 1.4% at the end of 2002. Classifications of nonperforming loans as a percent of the total at the end of 2003 were as follows: secured by real estate construction, 34.8%; real estate residential, 33.6%; commercial loans, 30.3%; and consumer loans, 1.3%.

Allowance for Loan Losses

Credit risk is probable in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses which could occur in the Company’s loan portfolio. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for probable losses in its loan portfolio. Based on an evaluation of the loan portfolio, management presents a review of the allowance for loan losses to the Board of Directors, indicating any change in the allowance since the last review and any recommendations for adjustments to the allowance. In making its evaluation, management considers factors such as the Company’s historical loan loss experience, the amount of nonperforming loans and related collateral, volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the Company’s internal loan review process and other relevant factors. Charge-offs occur when management deems that loans are uncollectible in whole or in part.

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

The Company maintains a classified loan list, which includes Grade 3 through Grade 6 loans for the purpose of monitoring its loan portfolio and measuring its risk. Classified loans require more frequent monitoring than non-classified loans. Loans graded 1 and 2 are not included on the classified loan list. Grade 3 loans are designated as “specially mentioned.” While “specially mentioned” loans do not have all the characteristics of “substandard” or “doubtful” loans, they include sufficient weakness to warrant special attention. Loans graded as Grade 4 “substandard” loans are characterized by the borrower’s likely inability to meet present payment terms, increased operating losses or reduced cash flows. Grade 5 “doubtful” loans are similar to substandard loans but have deficient collateral. Grade 6 “loss” loans are loans in the process of being charged-off.

Historically, the Company used that grading process to determine the specific allowance for loan losses for classified loans. However, in 2001 the Company revised its loan loss allocation methodology in order to bring its reserve practices more in line with the regulatory guidance in the Federal Financial Institutions Examination Council (FFIEC) Interagency Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation dated July 2, 2001 (the “Policy Statement”). The Policy Statement encourages specific reserves for “impaired loans” as set forth in FAS 114 and reasonable loss estimates for the remainder of the portfolio in accordance with FAS 5.

Under the revised methodology, the allowance for loan losses for classified loans is based on specific reserves that are determined by estimating loss exposure on Grade 3-6 loans. Loss estimates are typically determined by comparing loan balances with collateral valuations, adjusted for factors such as holding costs and selling expenses. The allowance for loan losses for non-classified loans are determined by a formula-based reserve allocation broken down by product line and based on the perceived risk inherent in a given product type. For example, consumer loans are allocated a 1.55% allowance, real estate loans are allocated an allowance between 0.40% and 1.25% and commercial loans are allocated an allowance of 1.25%.

The allowance for loan losses to total loans at December 31, 2004 was 1.23% versus 1.01% at the end of 2003. At December 31, 2002, the allowance for loan losses to total loans was 0.89%.

Based on the current conditions of the loan portfolio, management believes that the $3.6 million allowance for loan losses at December 31, 2004 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes, for the years indicated, the activity in the allowance for loan losses:

	December 31,
	2004	2003	2002
	(dollars in thousands)
Balance, beginning of year	$2,872	$2,394	$2,164
Provision charged to operations	2,045	2,234	1,218
Loans charged off:
Real estate-construction	95	640	322
Real estate-commercial	0	0	122
Real estate-residential	534	435	0
Commercial	669	705	472
Consumer	236	144	105

Total loans charged-off	$1,534	$1,924	$1,021

Recoveries:
Real estate-construction	58	34	0
Real estate-commercial	55	51	0
Real estate-residential	2	8	0
Commercial	24	29	14
Consumer	31	46	19

Total recoveries	170	168	33

Net loans charged-off	1,364	1,756	988

Balance, year end	$3,553	$2,872	$2,394

Average total loans	$288,307	$276,218	$259,979

Ratios:
Net charge-offs during period to average loans outstanding during period	0.47%	0.64%	0.38%
Provision for loan losses to average loans outstanding	0.71%	0.81%	0.47%
Allowance to loans at year end	1.23%	1.01%	0.89%

The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2004, 2003, and 2002:

	December 31, 2004		December 31, 2003		December 31, 2002
			(dollars in thousands)
		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
Balance at end of period applicable to:

Real estate-construction	$945	20.5%	$591	21.9%	$611	26.7%
Real estate-commercial	915	48.9%	682	45.1%	526	37.5%
Real estate-residential	590	17.3%	623	18.4%	227	21.2%
Commercial	985	11.1%	854	12.1%	914	12.1%
Consumer	118	2.2%	122	2.5%	116	2.2%

	$3,553	100.0%	$2,872	100.0%	$2,394	100.0%

Other Real Estate Owned

The December 31, 2004 balance of other real estate owned (OREO) was $10.3 million versus $9.7 million at December 31, 2003, of which $8.2 million reflected the Company’s ownership of Heritage Place in both 2004 and 2003. Heritage Place is discussed under Item 2 (Properties) of this report. The Company disposed of properties with a value of $1.9 million in 2004. OREO properties consist of a mixture of land, single family residences, and commercial buildings.

Deposits

Deposits at December 31, 2004 were up $40.7 million (13.4%) from the 2003 year-end balances to $344.2 million. The Bank had $5.0 million in State of Colorado funds in time deposits at both December 31, 2004, and December 31, 2003. The process of getting State of Colorado funds is to place a bid for funds at the rate the State determines and then to be awarded the funds by the State. The State awards the funds based on its liquidity needs and the amount of the bid by the institution. Demand noninterest-bearing deposits increased $7.2 million (13.4%) in 2004 to $60.8 million. Time deposits of $100,000 and over increased $19.1 million (33.9%) from 2003 to $75.5 million at December 31, 2004. Time deposits under $100,000 increased by $10.5 million (18.2%) from December 31, 2003 to $67.9 million at December 31, 2004. Demand interest-bearing deposits increased $2.5 million (2.0%) in 2004 to $124.4 million.

Deposits at December 31, 2003 were down $19.6 million (6.1%) from the 2002 year-end balances to $303.5 million. The Bank had $5.0 million in State of Colorado funds in time deposits at December 31, 2003, down from $10.8 million at December 31, 2002. Demand noninterest- bearing deposits increased $4.2 million (8.6%) in 2003 to $53.6 million. Time deposits of $100,000 and over decreased $13.9 million (19.8%) from 2002 to $56.4 million at December 31, 2003. Time deposits under $100,000 decreased by $16.7 million (22.5%) from December 31, 2002 to $57.4 million at December 31, 2003. Demand interest-bearing deposits increased $6.7 million (5.8%) in 2003 to $121.9 million.

Long-Term Debt

During 2004, the Company repaid $5.5 million of long-term debt. In 2003, the Company made principal payments of $1.6 million on long-term debt obligations. See Note 8 to the consolidated financial statements incorporated at Item 8 of this report.

Equity

See Note 12 and Note 14 in the financial statements incorporated at Item 8 of this report for a discussion of shareholder’s equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the preferred dividend requirements of the Company’s preferred stock and meet the future risk-based capital requirements of the Company.

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

The Company uses a net interest income simulation model to estimate near-term risk due to changes in interest rates. The model, which is updated quarterly, incorporates substantially all assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Balance sheet changes are based on expected prepayments of loans and securities. ALCO uses the model to simulate the effect of immediate and sustained parallel shifts in the yield curve of 100 and 200 basis points. The results from the simulation are reviewed by ALCO quarterly and are used to guide ALCO’s asset liability strategy. ALCO guidelines approved by the Company’s Board of Directors generally limit the estimated change in net interest margin over the succeeding 12 months. In the event the change exceeds 25 basis points of the forecasted net interest margin given a 200 basis points change in interest rates, the Board will increase its scrutiny and may change its strategy if necessary. At December 31, 2004, the estimated effect of an immediate 200 basis point increase in rate was a decrease in forecasted net interest margin for 12 months of 33 basis points, which would result in a decrease in net interest income of $1.2 million. The estimated effect of an immediate 200 basis point decrease in rate was an increase in forecasted net interest margin for 12 months of 2 basis points, which would result in an increase in net interest income of $93,000.

The following table summarizes the Company’s interest rate sensitivity analysis at December 31, 2004:

	Volumes Subject to Repricing Within
		Over
		three	Over one
	Three	months	year
	months	through	through	Over
	or less	one year	five years	five years	Total
	(Dollars in thousands)

Interest-earning assets:
Investment securities	$4,398	$419	$12,949	$61,228	$78,994
Loans	135,340	23,719	108,442	23,647	291,148

Total interest-earning assets	$139,738	$24,138	$121,391	$84,875	$370,142
Interest-bearing liabilities:
Deposits
Demand, interest-bearing	124,355	0	0	0	124,355
Savings	15,631	0	0	0	15,631
Certificates of deposit	68,560	57,528	17,347	0	143,435
Federal Funds purchased and
Other short-term borrowings	27,020	0	0	0	27,020
Long-term debt	0	1,700	4,595	5,204	11,499
Trust preferred securities	0	0	0	9,485	9,485
Total interest-bearing liabilities	$235,566	$59,228	$21,942	14,689	331,405
Interest rate gap	(95,828)	(35,090)	99,449	70,186	38,737

Cumulative period gap	$(95,828)	$(130,918)	$(31,469)	$38,717

Cumulative period gap to total assets	(22.79)%	(31.14)%	(7.49)%	9.21%

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

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled approximately $26.5 million in 2004. Net activity on securities was responsible for the major use of funds in this category ($19.2 million) whereas loan originations and principal collections account for $8.4 million.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows incorporated at Item 8 of this report. In 2004, financing activities provided funds totaling $20.4 million. Internal deposits provided $40.7 million in 2004 and reduction of short-term and long-term borrowings used $19.5 million.

The Company also had available correspondent banking lines of credit totaling $14.8 million at year-end. In addition, at December 31, 2004, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank (“FHLB”) of up to $45.6 million. As of December 31, 2004, the Company had $11.5 million of long-term debt and other borrowings as described in Note 8 of the consolidated financial statements of the Company and the related notes incorporated at Item 8 of this report. The Company has also issued additional shares of its 2000 Series B Preferred Stock and common stock from time to time in the past three years in order to expand liquidity to meet the demands of asset and loan growth. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2004, operating activities provided cash of $4.1 million.

The Company classifies its entire investment portfolio as available for sale (AFS). The AFS securities plus cash and cash equivalents in excess of reserve requirements totaled $92.2 million at December 31, 2004, which was 21.9% of total assets at that time. This was up from $77.0 million and 19.4% at the end of 2003.

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
	2004	2003	2002
	(dollars in thousands)
Time remaining until maturity:
Less than 3 months	$8,931	$10,015	$12,003
3 months to 6 months	32,914	13,053	22,480
6 months to 12 months	21,259	26,556	19,662
More than 12 months	12,419	6,779	16,144

Total	$75,523	$56,403	$70,289

Short-Term Borrowings: Deposits are the Company’s primary source of funds. The Company may also obtain funds from other borrowings.

	For the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Weighted average rate paid on federal funds purchased and short-term borrowings:	1.52%	1.54%	2.45%
Federal funds purchased and short-term borrowings:
Maximum balance	$49,500	$43,790	$46,239
Average balance	23,097	19,486	23,123

     Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans at December 31, 2004:

Loan Maturities - December 31, 2004

		After One
	Within	But Within	After 5
	One Year	5 Years	Years	Total
		(dollars in thousands)
Loans with predetermined interest rates:
Real estate-construction	$4,615	$3,218	$24	$7,857
Real estate-commercial	14,349	58,510	13,673	86,532
Real estate-residential	3,029	6,281	4,941	14,251
Commercial	2,963	2,894	2,068	7,925
Consumer	2,711	3,435	354	6,500

	$27,667	$74,338	$21,060	$123,065

Loans with floating interest rates:
Real estate-construction	$47,395	$2,089	$2,179	$51,663
Real estate-commercial	9,689	33,481	12,553	55,723
Real estate-residential	6,956	28,032	1,224	36,212
Commercial	17,301	6,875	309	24,485
Consumer	0	0	0	0

	$81,341	$70,477	$16,265	$168,083

Total loans	$109,008	$144,815	$37,325	$291,148

The maturity distribution and yields of the investment portfolio are presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. At December 31, 2004, the Company had no held-to-maturity securities.

Securities Maturities and Weighted Average Tax Equivalent Yields — December 31, 2004

			After One Year		After 5 Years
	Within		but Through		but Through		After 10
	One Year		5 Years		10 Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available-for-Sale
US Treasury securities and obligations of U.S. government corporations and agencies	$0	0%	$2,500	3.60%	$1,498	4.80%	$2,987	3.18%	$6,985	3.68%
Obligations of states and political subdivisions	410	6.43%	2,123	4.94%	14,557	4.92%	11,120	6.27%	28,210	5.48%
Mortgage-backed securities	0	0%	2,469	3.95%	8,128	3.70%	32,605	4.05%	43,202	3.98%
Corporate securities	0	0%	0	0%	0	0%	1,718	2.37%	1,718	2.37%

Total securities available-for-sale	410	6.43%	7,092	4.12%	24,183	4.50%	48,430	4.43%	80,115	4.44%
Other securities	0	0%	0	0%	0	0%	316	5.62%	316	5.62%

Total investment securities	$410	6.43%	$7,092	4.12%	$24,183	4.50%	$48,746	4.44%	$80,431	4.44%

The principal cash requirements of the Company are dividends on its preferred stock and Subordinated Debt when declared. The Company depends on the payment of cash dividends by the Bank to service its commitments. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions.

Off-Balance Sheet Items

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased to $60.9 million at December 31, 2004, from $49.1 million at December 31, 2003. The commitments represent 20.9% of the total loans outstanding at year-end 2004 versus 17.1% at December 31, 2003.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2004:

Payment due by period

		Less than	1-3	3-5	More than
	Total	one year	years	years	5 years
		(dollars in thousands)
Long-term debt: FHLB advances	$11,499	$1,700	$3,165	$1,430	$5,204
Operating lease obligations	3,740	770	1,528	1,284	158
Other long-term liabilities: Subordinated debentures	9,485	0	0	0	9,485

Total contractual obligations	$24,724	$2,470	$4,693	$2,714	$14,847

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and related supplementary data may be found beginning at page F-1 of this report and are incorporated herein by reference:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 17, 2003, the Company dismissed Fortner, Bayens, Levkulich & Co., P.C. (“Fortner”) as its independent certified public accountants as a result of Fortner’s decision not to register with the Public Company Accounting Oversight Board.

The change of independent accountants was recommended and approved by the Company’s Audit Committee and such approval was ratified by the Company’s Board of Directors on November 17, 2003.

Fortner’s reports on the Company’s financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and through November 17, 2003, there were no disagreements with Fortner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Fortner’s satisfaction, would have caused them to make reference thereto in connection with their reports on the Company’s financial statements.

During 2002 and through November 17, 2003, there were no reportable events as defined in Item 304(a)(1)(iv)(6) of Regulation S-B.

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

During 2002 and through November 17, 2003, the Company had not consulted with McGladrey regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer, William A. Mitchell, Jr., and principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Commission under the Exchange Act. Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s executive officers and directors and the executive officers and directors of the Bank:

		Position with Front
Name	Age	Range Capital Corporation	Position with Heritage Bank

William A. Mitchell, Jr.	45	Chairman of the Board; President	Director, Chief Executive Officer and President
Claudia A. Beauprez	55	Director; Secretary and Treasurer	Chairwoman of the Board
Victor Fruehauf	68	Director	Director
Larry W. Gibson	64	—	Director; Senior Vice President
William G. Hofgard	73	Director	Director
W. Bruce Joss	55	Director	Director, Secretary
Edwin S. Kanemoto	55	Director	Director
Robert W. Lathrop	65	Director	Director
Alice M. Voss	51	Chief Financial Officer	Chief Operating Officer, Assistant Secretary
Robert L. Davis, Jr.	48	—	Executive Vice President—Branch Administration
Mark D. Pingrey	59	—	Executive Vice President- Corporate Services

The Company’s Articles of Incorporation, as amended, authorize up to 25 directors. The seven directors that serve on the Company’s Board of Directors also comprise the Board of Directors of the Bank. Additionally, Mr. Gibson serves on the Bank’s Board of Directors. Each of the Company’s and the Bank’s

executive officers serves at the discretion of the respective Board of Directors. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified or until their death, resignation or removal. Officers are appointed by the Board of Directors and hold office until their successors are appointed or until their resignation or removal.

William A. Mitchell, Jr. has served as the Chairman and President of the Company since January 1, 2003 and as director, President and Chief Executive Officer of the Bank since May 15, 2002. Prior to his election to these positions, he was Vice President of the Company and Executive Vice President of the Bank. Prior to joining the Bank, Mr. Mitchell served as President and a director of First Community Industrial Bank located in Denver, a subsidiary of Washington Mutual, managing a $275 million banking organization with 11 branch locations in three states. In addition, he supervised a $200 million home equity company based in California for Washington Mutual. Prior to that, he worked for six years as a branch manager for Chrysler First Financial Services in Colorado where he managed a $50 million branch consumer finance institution. Mr. Mitchell currently serves as Chairman of the Colorado State Banking Board. He also serves as a director of the Boulder Adopt a School program and Foothills United Way, and as a trustee of the Boy Scouts of America, Longs Peak Council, all of which are non-profit organizations.

Claudia A. Beauprez has been Secretary, Treasurer and a director of the Company since 1991 and a director of the Bank since 1990. She was elected as Chairwoman of the Bank on December 18, 2002, effective January 1, 2003. She is also an employee of the Bank, serving as an executive advisor. Mrs. Beauprez was a licensed real estate agent from 1992 to 1998 and was active in the family dairy farming business in Lafayette, Colorado prior to joining the Company. Mrs. Beauprez received a Bachelor’s degree in education from the University of Colorado in 1971 and taught in the Boulder Valley School District 1971-1972. She is a former president of the St. Louis Catholic School Board. Mrs. Beauprez is a founding member of the board of directors of a non-profit organization that provides housing and counseling for unwed mothers. She also volunteers her time as a reader at Children’s Hospital. Additionally, she founded the “Reading Achieves Dreams” program in which she volunteers her time reading to elementary school children, and promoting the importance of reading. She founded and is past chairwoman of the Heritage Bank Good Neighbor Scholarship in which high school seniors are awarded college scholarships based on academic excellence and community involvement. She also volunteers for the American Cancer Society’s annual fundraiser and serves meals to the homeless at the Denver Rescue Mission. She is a member of the Republican Congressional Spouses Club, and the Congressional Club in Washington, D.C; Jefferson County Women’s Republican Club, St. Joan of Arc Catholic Church, and is a member of the Respect Life Committee. She is also an honorary Chairperson for the 2005 Seeds of Hope Luncheon which awards scholarships to needy children so that they may attend Catholic schools.

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

Edwin S. Kanemoto has been a director of the Company since 2001. He is a licensed real estate broker for Prudential LTM, Realtors, where he has been associated since May of 1989. Prior to his tenure at Prudential LTM Realtors, Mr. Kanemoto was a realtor with Moore Realty, and before that, he was Vice President and co-owner of Title Realty Executives, Inc. Prior to his experience in real estate, Mr. Kanemoto worked in the banking industry from 1972 through 1977. He is a former director of United Bank of Longmont and Norwest Bank of Longmont. He was also Chairman of the Boards of the Longmont Area Chamber and Longmont United Hospital and is currently a director of the Longmont United Hospital Foundation.

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

Alice M. Voss became Chief Financial Officer of the Company in 2000, Chief Operating Officer of the Bank in 1997 and Vice President and Cashier of the Bank in 1996. Prior to her tenure at the Bank, she served for 15 years as an employee and officer in several operations and lending capacities at The Bank of Louisville, including director from 1984 to 1996, President from 1995 to 1996, Executive Vice President and Cashier from early 1994 to August 1995, and Vice President and Cashier for ten years prior to 1994. She also served as Corporate Secretary of Financial Holdings, Inc., the holding company for The Bank of Louisville from 1984 to 1995. Ms. Voss has worked in the banking industry since 1971. Ms. Voss has been an active member in several community organizations, including Louisville Chamber of Commerce, Louisville Downtown Business Association, Leadership Louisville Program, Lafayette Chamber of Commerce and the Louisville Labor Day Parade Committee. She is also a board member of the Independent Bankers’ Network, is President of the board of directors of HospiceCare of Boulder and Broomfield Counties and Past President of Coal Creek Rotary Club.

Robert L. Davis, Jr. has served as Executive Vice President—Branch Administration of the Bank since June 2002. His primary duties include administration of the Bank’s lending function, overall branch performance and community involvement for its 13 branch offices. Mr. Davis joined the bank in 1994 as a Vice President and Loan Officer and from June 1997 to June 2002 he was President of the Bank’s Lafayette Region. Mr. Davis has been in the banking industry for more than 30 years serving in various positions with community banks in the Denver area prior to joining the Bank. He has served as a director for Flatirons Habitat for Humanity and the Boulder Valley YMCA.

Mark D. Pingrey has served as Executive Vice President—Corporate Services of the Bank since April 2004, managing the bank’s marketing and facilities departments and the mortgage and investment sales divisions. Prior to that, he managed the Bank’s Broomfield and Denver markets. Mr. Pingrey began his banking career while serving in the military working for Chase Manhattan Bank in Phu Cat, Vietnam in 1968. Upon returning to the United States, he moved to Colorado and worked in banks in the Denver area. Later he spent 18 years with the Pohlad Financial Services Group in the Midwest prior to returning to Colorado in 1997 and joining the Bank. Mr. Pingrey is also a Vice President and member of the Board of Directors of a group of banks in Iowa owned by his family. Mr. Pingrey serves on the boards of several non-profit groups. He accepted appointments by the Colorado governor to serve on the state’s Workforce Development Council and by the mayor of Denver to serve on the Denver Workforce Development Board.

Operation of the Board of Directors and Board Committees

In March 2004 the Board affirmatively determined that Mr. Lathrop, Mr. Hofgard, Mr. Fruehauf and Mr. Kanemoto are each independent under the listing standards of the American Stock Exchange (“AMEX”) and that a majority of its seven directors are independent as required by AMEX rules.

The Board met seven times in 2004 and each director attended at least 75% of the meetings of the Board and Board committees on which they served. Although the Company has no formal policy, it encourages all Board members to attend the annual shareholders meeting. In 2004 all directors attended the annual shareholders meeting.

The Board of Directors of the Company has established an Audit Committee that operates under a written charter, a copy of which is attached as an exhibit to this report. The purpose of the Company’s Audit Committee is to review and coordinate the audit conducted by the Company’s independent auditors and matters relating to internal control systems. In performing this function, the Audit Committee reviews reports from the independent auditors and meets separately with representatives of senior management. The Bank’s Audit Committee is comprised of Mr. Lathrop (Chairman), Mr. Hofgard and Mr. Kanemoto. The Company has affirmatively determined that each member of the Audit Committee is independent under AMEX Rule 121A and applicable SEC regulations and is financially literate. The Board has determined that the Audit Committee does not have an Audit Committee financial expert as defined by AMEX Rule 121B(2)(a)(ii) and Item 401(h) of SEC Regulation S-K because no Board members meet those specific qualifications. The committee meets on a quarterly basis.

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

Code of Ethics and Code of Business Conduct

The Company has adopted a code of business conduct that applies to all officers, directors and employees and a code of ethics that applies to principal executive officers and senior financial officers. Copies of both codes are attached as exhibits to this report and copies are available without charge, upon request, to Alice Voss at Front Range Capital Corporation, 390 Interlocken Crescent, Suite 600, Broomfield, CO 80021.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company, the Bank or the Trust pursuant to the foregoing provisions, or otherwise, the Company, the Bank and the Trust have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company, the Bank or the Trust of expenses incurred or paid by a director, officer, or controlling person of the Company, the Bank or the Trust in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, each of the Company, the Bank and the Trust will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes information concerning compensation received by the President/CEO and the three additional executive officers who earned more than $100,000 in salary and bonuses for 2004. The Company does not have any plan which awards restricted stock awards, stock appreciation rights, long-term incentive plans or other forms of long-term compensation.

		Annual Compensation(1)
				All Other
	Year	Salary	Bonus(2)	Compensation(3)
William A. Mitchell, Jr.,	2004	$168,303	$30,000	$19,393
President/CEO of the Company	2003	152,640	25,312	25,154
and the Bank	2002	119,728	35,054	22,145

Alice M. Voss,	2004	128,084	18,263	23,674
Chief Financial Officer of the Company,	2003	119,017	15,863	26,437
Chief Operating Officer of the Bank	2002	107,344	28,710	41,524

Robert L. Davis, Jr.,	2004	124,592	17,475	15,018
Executive Vice President—Branch	2003	111,905	14,850	18,373
Administration of the Bank	2002	93,145	21,848	27,594

Mark D. Pingrey, Executive Vice President—	2004	117,406	16,519	35,670
Corporate Services of the Bank	2003	93,168	9,717	35,744
	2002	87,687	16,403	45,949

(1)	The named executive officers also received personal benefits from the Company and the Bank in the form of payments for premiums for health insurance, life insurance, long-term disability insurance, dental insurance and use of company-owned automobiles. The total amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonuses reported for each of the named executive officers.

(2)	Bonus shown for year earned and paid in the following year.

(3)	Includes Company contributions to the Company’s 401(k) plan, the Indexed Salary Continuation Plan and the reportable income representing the economic value of the Split Dollar Life Insurance Plan for each executive. These plans are described below.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee is an officer, former officer or employee of the Company or the Bank. None of the Company’s executive officers had any interlocking relationship with any other for-profit entity during 2004.

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

401(k) Plan

In 1995, the Bank established a contributory pension benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. A participating employee may contribute up to 25% of total compensation up to the legal maximum in a given year and may make rollover contributions from other qualified plans. The Bank matches its employees’ contributions up to 3% of such employee’s total compensation. The benefit plan includes a “safe harbor” which allows the Bank to make a voluntary contribution of up to 3% of eligible employees’ compensation, even if the employee does not also make a contribution. Benefits are payable upon retirement and participants are subject to vesting requirements. The Bank contributed $184,000 and $180,000 into the plan in 2004 and 2003, respectively.

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

Indexed Salary Continuation Plan and Split Dollar Life Insurance Plan. The Bank established an Indexed Salary Continuation Plan in 1998 (“Index Plan”). The Index Plan provides supplemental retirement benefits to certain of the Bank’s executive officers and other key employees. Participants are fully vested at age 65. Pursuant to the terms of the Index Plan and a related Split Dollar Life Insurance Plan, the Bank purchased life insurance policies for the benefit of each participant and excess earnings from such policies are paid to the respective participant over the ten or fifteen year period following such person’s retirement from the Bank. All of the named executive officers are participants in the Index Plan. At March 20, 2005, they had accrued approximately the following years of service under the plan: Mr. Mitchell—6.5 years; Ms. Voss—9 years; Mr. Davis—10.5 years and Mr. Pingrey — 8 years.

Executive Agreements

Neither the Company nor the Bank has entered into any employment or change-in-control agreements with any of its respective executive officers or directors.

Director Compensation

In 2004, directors of the Bank who are not also executive officers of the Bank received $1,000 per month for their service on the Board, whether or not they attended Board meetings. Effective April 1, 2004, the directors who serve on the Audit Committee received $1,000 per quarter for their service. No additional compensation is paid for serving on any other committee. Directors of the Bank who are also Bank executive officers receive no additional compensation for their role as directors. Certain directors also received payments from the Company as described under Item 13 of this report. Each director also was covered by directors’ and officers’ liability insurance as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 20, 2005, by (1) each of the Company’s directors and executive officers, (2) each shareholder known to own beneficially 5% or more of the outstanding common stock and (3) all of the directors and executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and dispositive power over his or her shares. There are no arrangements upon which operation at a subsequent date would result in a change of control of the Company or the Bank.

Common Stock Ownership

			Percentage of
	Number of shares		common stock
Beneficial Owners	beneficially owned		outstanding(1)

5% Holders
Robert L. and Claudia A. Beauprez 6329 Deframe Way Arvada, CO 80004	441,936	(2)	23.29%

Financial Stocks Capital Partners II L.P. 441 Vine Street, Suite 507 Cincinnati, OH 45202	222,225		11.71%

Donald Imel 1935 Table Mesa Dr. Boulder, CO 80303	109,960	(3)	5.79%

Directors and Executive Officers

Robert L. Davis, Jr.	5,078	(4)	*
Victor Fruehauf	20,000		1.05%
Larry W. Gibson	25,260	(5)	1.33%
William G. Hofgard	35,000	(6)	1.84%
W. Bruce Joss	6,000	(7)	*
Edwin S. Kanemoto	4,200	(8)	*
Robert W. Lathrop	6,400	(9)	*
William A. Mitchell, Jr.	23,750	(10)	1.25%
Mark D. Pingrey	8,600	(11)	*
Alice M. Voss	1,500		*

Directors and executive officers as a group (11 persons)	577,724		30.44%

*	Indicates ownership which does not exceed 1.0%.

(1)	The percentage beneficially owned was calculated based on 1,887,369 shares of common stock and 10,500 shares of convertible preferred stock outstanding. With respect to each shareholder who holds shares of preferred stock and the directors and executive officers as a group, this percentage assumes the conversion by such shareholder or group of all shares of preferred stock which are convertible on a one-to-one basis into shares of common stock within 60 days. There are currently outstanding 5,000 shares of 1987 series A preferred stock and 5,500 shares of 1988 Series A Preferred Stock that are convertible into common stock on a one-to-one basis.

(2)	Includes 269,913 shares of common stock and 4,416 shares of preferred stock convertible into common stock on a one-to-one basis held jointly by Mr. and Mrs. Beauprez, 145,742 shares held by Everen Securities as IRA custodian for Mr. Beauprez, 18,100 shares owned solely by Mrs. Beauprez to which Mr. Beauprez disclaims any beneficial ownership and 3,765 shares held by Everen Securities as IRA custodian for Mrs. Beauprez. Mrs. Beauprez is a director of the Company.

(3)	Includes 6,500 shares held of record by the Imel Family LLC of which Mr. Imel is a principal and 4,417 shares of preferred stock convertible into common stock on a one-to-one basis.

(4)	Includes 3,078 shares held by First Trust Corp. as IRA custodian for the benefit of Mr. Davis.

(5)	Held by A.G. Edwards as IRA custodian for the benefit of Mr. Gibson.

(6)	Includes 16,667 shares held by Resources Trust Co. for the benefit of Mr. Hofgard.

(7)	Includes 5,500 shares held jointly by Mr. Joss and his wife and 500 shares held solely by Mrs. Joss.

(8)	Includes 1,332 shares held by Edward D. Jones as custodian for the benefit of Mr. Kanemoto, 668 shares held solely by Mr. Kanemoto and 2,200 shares held jointly by Mr. Kanemoto and his wife.

(9)	Includes 3,000 shares held by Edward D. Jones as IRA custodian for the benefit of Mr. Lathrop, 1,000 shares held by Edward D. Jones as custodian for the benefit of Mr. Lathrop’s wife, and 2,400 shares held solely by Mr. Lathrop.

(10)	Includes 10,200 shares held jointly by Mr. Mitchell and his wife, 13,450 shares held by Resources Trust Co. for the benefit of Mr. Mitchell and 100 shares held by Mr. and Mrs. Mitchell for the benefit of their minor daughter.

(11)	Includes 1,231 shares held jointly by Mr. Pingrey and his wife and 7,369 shares held by Piper Jaffrey as IRA custodian for the benefit of Mr. Pingrey.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank leases the Pearl Street branch in Boulder from Fruehauf Investments, Ltd., in which Mr. Fruehauf is a principal. The lease is for a ten-year term beginning on October 1, 1994, with one five-year extension option which was extended in 2004 through 2010. In 2004 the Bank paid $180,000 to Fruehauf Investments for rent and common area maintenance (“CAM”). The annual rent and CAM for the year 2005 is $179,000, subject to annual increases.

The Company employs the law firm of Rautenstraus and Joss, P.C. from time to time. Mr. Joss is a principal of Rautenstraus and Joss, P.C. In 2004, the Company paid a total of $144,000 in fees to Rautenstraus and Joss, P.C.

Further, some of the Company’s directors, executive officers and shareholders who own 5% or more of the Company’s Common Stock and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they or their immediate families have at least a 5% interest, are occasionally the Bank’s customers. During 2004, the Bank made loans in the ordinary course of business to the directors, executive officers and principal shareholders and their associates. At December 31, 2004, these loans aggregated approximately $182,000. It is the policy of the Company and the Bank that if such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features. The loans noted in this paragraph were made on substantially those terms. Loans to directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by us to executive officers, directors and principal shareholders satisfy the foregoing standards. The Company and the Bank expect to have such transactions or transactions on a similar basis with our directors, executive officers and principal shareholders and their associates in the future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Accountants

Effective November 17, 2003, the Board of Directors, on recommendation of the Audit Committee, dismissed the Company’s independent accountants, Fortner, Bayens, Levkulich & Co., P.C. (“Fortner”) as a result of Fortner’s decision not to register with the Public Company Accounting Oversight Board. Also effective November 17, 2003, the Audit Committee appointed McGladrey & Pullen, LLP as the Company’s principal accountant to audit the Company’s financial statements for the year ending

December 31, 2003. The Audit Committee also selected McGladrey & Pullen as the Company’s independent accountant for 2004.

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

Relationship with Registered Public Accounting Firm

McGladrey & Pullen LLP, Certified Public Accountants, provided accounting and auditing services to the Company during the year ended December 31, 2004.

The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) during 2004 and 2003.

	2004	2003
Audit fees(1)	$79,300	$53,000
Audit-related fees (2)	20,000	0
Tax fees(3)	8,300	8,000
All other fees	0	0
Total	$107,600	$61,000

(1)	Audit fees represent fees for professional services provided for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements in connection with the filing of the current and periodic reports.

(2)	Fees in connection with the research and consultation regarding the accounting for the Company’s Indexed Salary Continuation Plan described on page 47.

(3)	Tax fees consist of fees for tax compliance services for the Company.

The charter of the Audit Committee provides that the committee pre-approves all auditing services and non-audit services (other than de minimus non-audit services) to be provided by the independent auditor. The committee then communicates its approval to management. All audit and non-audit services performed by McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., in 2004 were pre-approved.

Independence

The Audit Committee considered the effect that provision of the services described under “tax fees” and “all other fees” above may have on the independence of McGladrey & Pullen, LLP. These fees amounted to approximately 8% of our total fees paid to McGladrey & Pullen, LLP and its associated entity, RSM McGladrey, Inc., in 2004. The Audit Committee approved these services and determined they were compatible with maintaining the independence of McGladrey & Pullen, LLP as the Company’s principal accountant.

Reporting

The Company has adopted a procedure for employee concerns and complaints regarding accounting or auditing matters which provides for anonymous reporting of accounting concerns.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements. The consolidated and financial statements of the Registrant are included beginning at page F-1 of this report and are incorporated herein by reference.

2. Financial Statement Schedules. Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto contained in this report.

3. Exhibits. The following documents are included or incorporated by reference in this annual report on Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

Exhibit No.	Description
4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8*	Indexed Salary Continuation Plan of Heritage Bank

10.9*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2	Code of Business Conduct

21.1	Heritage Bank, a Colorado banking corporation, and Front Range Capital Trust I, a Delaware business trust, are the only subsidiaries of the Registrant

24.1	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Charter of the Audit Committee of Front Range Capital Corporation

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of Regulation S-K with this report.

(c)	Financial Statement Schedules filed:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

By:	/s/ William A. Mitchell, Jr. William A. Mitchell, Jr., Chairman and President	3/29/05 (Date)
(principal executive officer)

By:	/s/ Alice M. Voss Alice M. Voss, Chief Financial Officer	3/29/05 (Date)
(principal financial officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints William A. Mitchell, Jr. and Alice M. Voss, with full power to each of them to act without the other, as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities (until revoked in writing), to sign this Form 10-K and any and all amendments (including post-effective amendments) thereto, to file the same, together with all exhibits thereto and documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities authorities, granting unto said attorney-in-fact and agent, or his or their substitute or substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ William A. Mitchell, Jr. William A. Mitchell, Jr., Chairman	3/29/05 (Date)

/s/ Claudia A. Beauprez Claudia A. Beauprez, Director	3/29/05 (Date)

/s/ Victor Fruehauf Victor Fruehauf, Director	3/29/05 (Date)

/s/ William G. Hofgard William G. Hofgard, Director	3/29/05 (Date)

/s/ W. Bruce Joss W. Bruce Joss, Director	3/29/05 (Date)

/s/ Edwin S. Kanemoto Edwin S. Kanemoto, Director	3/29/05 (Date)

/s/ Robert W. Lathrop Robert W. Lathrop, Director	3/29/05 (Date)

Front Range Capital Corporation
and Subsidiaries

Consolidated Financial Report

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Front Range Capital Corporation and Subsidiaries
Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Front Range Capital Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Front Range Capital Corporation and Subsidiaries for the year ended December 31, 2002, before they were restated for the matter discussed in Note 19 to the financial statements, were audited by other auditors whose report dated February 6, 2003 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Front Range Capital Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed above, the financial statements of Front Range Capital Corporation for the year ended December 31, 2002 were audited by other auditors who have not registered with the Public Company Accounting Oversight Board. As described in Note 19, these financial statements have been restated. We audited the adjustments described in Note 19 that were applied to restate the 2002 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
February 25, 2005

INDEPENDENT AUDITORS’ REPORT

     THE FOLLOWING REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY FORTNER BAYENS LEVKULICH AND CO., P.C. ON FEBRUARY 6, 2003 AND HAS NOT BEEN REISSUED. THE CONSOLIDATED BALANCE SHEET REFERRED TO HEREIN IS NOT PRESENTED AS A PART OF THE FINANCIAL STATEMENTS INCLUDED IN THE CURRENT FORM 10-K.

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

/s/ Fortner Bayens Levkulich and Co., P.C.

Denver, Colorado
February 6, 2003

F-1(a)

Front Range Capital Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003

ASSETS

Cash and due from banks (Note 2)	$14,298,000	$16,304,000
Securities available for sale (Note 3)	80,806,000	62,591,000
Nonmarketable securities (Note 4)	4,084,000	3,434,000
Loans, net of allowance for loan losses of $3,553,000 in 2004 and $2,872,000 in 2003 (Note 5)	286,486,000	282,760,000
Premises and equipment, net (Note 6)	10,963,000	10,355,000
Other real estate owned (Note 6)	10,302,000	9,714,000
Foreclosed assets	5,000	614,000
Accrued interest receivable	1,347,000	1,326,000
Deferred income taxes (Note 11)	2,214,000	1,804,000
Bank owned life insurance	8,297,000	7,962,000
Other assets	1,606,000	1,328,000

Total assets	$420,408,000	$398,192,000

See Notes to Consolidated Financial Statements.

	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits: (Note 7)
Noninterest bearing	$60,771,000	$53,609,000
Interest bearing	283,421,000	249,904,000

Total deposits	344,192,000	303,513,000

Federal funds purchased	—	5,425,000
Short-term funds borrowed (Note 9)	27,020,000	35,650,000
Long-term debt (Note 8)	11,499,000	16,981,000
Trust preferred securities (Note 10)	—	9,200,000
Subordinated debentures (Note 10)	9,485,000	—
Accrued interest payable	672,000	521,000
Other liabilities	4,036,000	3,730,000

Total liabilities	396,904,000	375,020,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (Notes 12 and 14)
Preferred stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 2004 14,067 shares;2003 14,117 shares	—	—
Additional paid-in capital, preferred stock	3,620,000	3,670,000
Common stock, Class A (voting) and Class B (nonvoting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000
Retained earnings	8,364,000	7,975,000
Accumulated other comprehensive income	236,000	243,000

Total stockholders’ equity	23,504,000	23,172,000

Total liabilities and stockholders’ equity	$420,408,000	$398,192,000

Front Range Capital Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			(Restated -
			see Note 19)
Interest and dividend income:
Loans, including fees	$20,754,000	$21,035,000	$21,027,000
Investment securities:
Taxable	1,641,000	1,421,000	1,259,000
Tax-exempt	850,000	614,000	483,000
Dividends	174,000	144,000	157,000
Federal funds sold and other	9,000	43,000	55,000

Total interest income	23,428,000	23,257,000	22,981,000

Interest expense:
Deposits	4,909,000	4,984,000	5,803,000
Federal funds purchased	2,000	196,000	215,000
Short-term funds borrowed	349,000	103,000	351,000
Long-term debt	711,000	894,000	805,000
Trust preferred securities/Subordinated Debentures	1,100,000	1,100,000	1,092,000

Total interest expense	7,071,000	7,277,000	8,266,000

Net interest income	16,357,000	15,980,000	14,715,000
Provision for loan losses	2,045,000	2,234,000	1,218,000

Net interest income after provision for loan losses	14,312,000	13,746,000	13,497,000

Noninterest income:
Customer service fees	2,339,000	1,924,000	1,703,000
Gain(loss) on available for sale securities, net	(32,000)	54,000	33,000
Mortgage referral fees	494,000	988,000	710,000
Other	817,000	659,000	442,000

Total noninterest income	3,618,000	3,625,000	2,888,000

Noninterest expenses:
Salaries and employee benefits	9,428,000	9,217,000	8,203,000
Occupancy expense	1,632,000	1,602,000	1,401,000
Furniture and equipment	819,000	872,000	830,000
Data processing	812,000	790,000	717,000
Marketing	566,000	492,000	589,000
Printing and supplies	289,000	247,000	323,000
Loan and collection	333,000	357,000	289,000
ATM and debit card	359,000	319,000	214,000
Other real estate, Heritage Place	532,000	564,000	661,000
Loss (gain) on sale of other real estate owned	(24,000)	100,000	—
Writedown of other real estate owned	—	361,000	—
Other	2,168,000	1,774,000	1,572,000

Total noninterest expenses	16,914,000	16,695,000	14,799,000

Income before income taxes	1,016,000	676,000	1,586,000
Income tax expense (benefit) (Note 11)	(43,000)	(100,000)	281,000

Net income	$1,059,000	$776,000	$1,305,000

Earnings per share:
Basic	$0.48	$0.36	$0.71
Diluted	0.48	0.36	0.71
Dividends declared per common share	0.27	—	—

See Notes to Consolidated Financial Statements.

Front Range Capital Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

		Additional		Additional		Accumulated
		Paid-in Capital		Paid-in		Other
	Preferred	on Preferred	Common	Capital on	Retained	Comprehensive
	Stock	Stock	Stock	Common Stock	Earnings	Income	Total

Balance, December 31, 2001, as restated	$—	$3,670,000	$1,000	$4,563,000	$6,213,000	$32,000	14,479,000
Sale of 3,374,000 shares of common stock, net of $269,000 issuance cost	—	—	1,000	3,958,000	—	—	3,959,000
Comprehensive income:
Net income	—	—	—	—	1,305,000	—	1,305,000
Change in net unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	463,000	463,000

Total comprehensive income							1,768,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(170,000)	—	(170,000)

Balance, December 31, 2002, as restated	$—	$3,670,000	$2,000	$8,521,000	$7,348,000	$495,000	20,036,000
Sale of 222,225 shares of common stock, net of $239,000 issuance cost	—	—	—	2,761,000	—	—	2,761,000
Comprehensive income:
Net income	—	—	—	—	776,000	—	776,000
Change in net unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(252,000)	(252,000)

Total comprehensive income							524,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)	—	—	—	—	(149,000)	—	(149,000)

Balance, December 31, 2003	—	3,670,000	2,000	11,282,000	7,975,000	243,000	23,172,000
Redemption of 50 shares of 2000 Series B Preferred Stock		(50,000)					(50,000)
Comprehensive income:
Net income					1,059,000		1,059,000
Change in net unrealized (loss) on securities available for sale, net of reclassification adjustment and tax effects						(7,000)	(7,000)

Total comprehensive income							1,052,000

Dividends declared on 2000 Series B Preferred Stock (Note 12)					(156,000)		(156,000)
Dividends declared on Series 1987/1988 Preferred Stock (Note 12)					(4,000)		(4,000)
Dividends declared on common stock					(510,000)		(510,000)

Balance, December 31, 2004	$—	$3,620,000	$2,000	$11,282,000	$8,364,000	$236,000	$23,504,000

See Notes to Consolidated Financial Statements.

Front Range Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			(Restated -
			see Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,059,000	$776,000	$1,305,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,064,000	1,108,000	1,085,000
Net amortization of securities	315,000	477,000	174,000
(Gain) loss on available for sale securities, net	32,000	(54,000)	(33,000)
Provision for loan losses	2,045,000	2,234,000	1,218,000
Deferred income tax benefit	(406,000)	(370,000)	(99,000)
(Gain) on sale of bank premises and equipment, net	(187,000)	—	—
(Gain) loss on OREO and foreclosed assets, net	(24,000)	475,000	—
Change in assets and liabilities:
Accrued interest receivable	(21,000)	59,000	(92,000)
Other assets	(416,000)	(793,000)	(2,531,000)
Accrued interest payable	151,000	(361,000)	121,000
Other liabilities	306,000	446,000	1,012,000

Net cash provided by operating activities	3,918,000	3,997,000	2,160,000

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available for sale:
Sales	21,642,000	6,796,000	2,941,000
Maturities, prepayments and calls	8,462,000	29,374,000	7,178,000
Purchases	(48,676,000)	(48,327,000)	(32,493,000)
Purchases of nonmarketable securities	(650,000)	(82,000)	(725,000)
Loan originations and principal collections, net	(8,405,000)	(26,051,000)	(35,235,000)
Purchases of premises and equipment	(2,135,000)	(588,000)	(4,913,000)
Proceeds from sale of premises and equipment	737,000	—	—
Proceeds from sale of OREO and foreclosed assets	2,679,000	4,550,000	140,000

Net cash (used in) investing activities	(26,346,000)	(34,328,000)	(63,107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	40,679,000	(19,612,000)	80,753,000
Net increase (decrease) in short-term borrowings	(14,055,000)	28,575,000	(5,500,000)
Proceeds from the issuance of long-term debt	—	—	7,700,000
Repayment of long-term debt	(5,482,000)	(1,582,000)	(383,000)
Cash dividends paid on 2000 Series B Preferred Stock	(156,000)	(149,000)	(170,000)
Cash dividends paid on Series 87/88 Preferred Stock	(4,000)	—	—
Cash dividends paid on Common Stock	(510,000)	—	—
Redemption of 2000 Series B Perpetual Preferred stock	(50,000)	—	—
Proceeds from the issuance of common stock, net	—	2,761,000	3,959,000

Net cash provided by financing activities	20,422,000	9,993,000	86,359,000

(Continued)

Front Range Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			(Restated -
			see Note 19)
Net change in cash and cash equivalents	$(2,006,000)	$(20,338,000)	$25,412,000
CASH AND CASH EQUIVALENTS
Beginning	16,304,000	36,642,000	11,230,000

Ending	$14,298,000	$16,304,000	$36,642,000

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$6,920,000	$7,638,000	$8,145,000
Income taxes	380,000	112,000	814,000

SUPPLEMENTAL SCHEDULE OF NONCASH AND FINANCIAL ACTIVITIES
Other real estate acquired in settlement of loans	$2,359,000	$6,447,000	$—

See Notes to Consolidated Financial Statements.

Front Range Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Front Range Capital Corporation (the Company) was incorporated for the purposes of owning shares of and acting as parent holding company for Heritage Bank (the Bank). The Bank provides a full range of banking, mortgage and investment services to individual and corporate customers principally in Boulder County and the Denver metropolitan area. A majority of the Bank’s loans are related to real estate and commercial activities. Borrowers’ abilities to honor their loans are dependent upon the continued economic viability of the area. The Bank is subject to competition from other financial institutions for loans and deposit accounts. The Bank is also subject to regulation by certain governmental agencies and undergoes periodic examinations by those regulatory agencies. In connection with the offering of cumulative trust preferred securities in 2000, the Company formed Front Range Capital Trust I, which is a wholly-owned subsidiary of the Company.

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

Consolidation policy: The consolidated financial statements include the accounts of the Company, its subsidiary Bank and for 2003 and 2002 only, Front Range Capital Trust I. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company owns 100% of Front Range Capital Trust I (“Trust”), which was formed for the purpose of issuing trust preferred securities. Following general accepted accounting principles in effect as of December 31, 2003, the financial statements of the Trust were consolidated with the Company and any intercompany transactions were eliminated. As of March 2004, general accepted accounting principles have been modified to state that the financial statements of the Trust should not be consolidated with the Company’s and intercompany transactions should not be eliminated. The result of this change is that the amounts presented in 2003 as trust preferred securities are presented as subordinated debentures in 2004. Also, the balance of subordinated debentures/trust preferred securities has increased by $285,000 which represents debentures issued by the Company to the Trust. In addition, other assets increased by $285,000 which represents the Company’s investment in the common stock of the Trust. The results of the Trust are recorded on the books of the Company using the equity method of accounting. There was no impact to net income or stockholders’ equity as a result of this change.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Past due status is based upon the contractual terms of the loans.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill: Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is subject to annual impairment testing, with impairment being recorded when the carrying amount of goodwill exceeds its implied fair value. No impairment was recognized during 2004, 2003 or 2002. Goodwill of $125,000 is included in other assets as of December 2004 and 2003.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Debentures issuance costs: Direct costs incurred in connection with the issuance of Subordinated Debentures have been capitalized and are included in other assets. These costs totaling $875,000 at December 31, 2004 are amortized on a straight-line basis over a ten-year period. Accumulated amortization as of years ended December 31, 2004 and 2003 was $350,000 and $263,000, respectively. Amortization expense for each of the years ended December 31, 2004, 2003 and 2002 was $88,000.

Income taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings per common share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. For 2004, 2003 and 2002 the effects of converting convertible preferred stock was antidilutive and therefore conversion was not assumed when computing diluted earnings per share.

Basic and diluted earnings per common share have been computed based on the following as of December 31, 2004, 2003 and 2002:

	2004	2003	2002

Numerator:
Net income	$1,059,000	$776,000	$1,305,000
Less preferred stock dividends	160,000	149,000	170,000

Net income applicable to common stock	$899,000	$627,000	$1,135,000

Denominator, average number of common shares outstanding	1,887,000	1,742,000	1,602,000

Basic and diluted earnings per common share	$0.48	$0.36	$0.71

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements:

SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with the subsequent changes in fair value determined solely on changes in market interest rates. The Company’s adoption of this bulletin had no impact on the consolidated financial statements.

At the March 17-18, 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of “other-than-temporary impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and investments accounted for under the cost method. The guidance set forth in the Statement was originally to be effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, SFAS No. 123 also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No.123 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123 replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123 are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a “Transfer” (“SOP 03-3”). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. Under the provisions of SOP 03-3, any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flows is recognized as a valuation allowance and expensed immediately. Under SOP 03-3, valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004. The Company does not expect adoption to have material impact on the consolidated financial statement.

Segment Reporting: Operations are managed and financial performance is evaluated on a Company-wide basis by the chief decision maker. Accordingly, all of the Company’s operations are aggregated in one reportable segment.

Reclassification of certain items: Certain items in prior periods have been reclassified to conform to the current presentation, with no effect on stockholders’ equity, net income or earnings per share.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain an average reserve balance. Cash and due from banks in the consolidated balance sheet at December 31, 2004 and 2003 includes amounts so restricted of approximately $2,894,000 and $1,810,000, respectively.

Note 3. Securities Available for Sale

Securities available for sale are as follows as of December 31, 2004 and 2003:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government agency securities	$6,985,000	$3,000	$(79,000)	$6,909,000
Mortgage-backed securities	43,202,000	32,000	(388,000)	42,846,000
State and municipal securities	28,210,000	1,071,000	(41,000)	29,240,000
Corporate equity securities	1,718,000	—	(198,000)	1,520,000
Other investments	316,000	—	(25,000)	291,000

	$80,431,000	$1,106,000	$(731,000)	$80,806,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government agency securities	$14,668,000	$103,000	$(206,000)	$14,565,000
Mortgage-backed securities	29,101,000	273,000	(321,000)	29,053,000
State and municipal securities	16,121,000	923,000	(26,000)	17,018,000
Corporate equity securities	2,000,000	—	(337,000)	1,663,000
Other investments	316,000	—	(24,000)	292,000

	$62,206,000	$1,299,000	$(914,000)	$62,591,000

The amortized cost and fair value of debt securities available for sale by contractual maturity at December 31, 2004 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, these securities are not included in the maturity categories in the table below. Corporate equity securities do not have a stated maturity date. Therefore, these securities have not been included in the following maturity summary:

	Amortized	Estimated
	Cost	Market Value

Due in one year or less	$410,000	$418,000
Due after one year through five years	4,623,000	4,633,000
Due after five years through ten years	16,055,000	16,375,000
Due after ten years	14,423,000	15,014,000
Mortgage-backed securities	43,202,000	42,846,000

	$78,713,000	$79,286,000

Gross realized gains amounted to $316,000, $54,000 and $33,000 in 2004, 2003 and 2002 and gross realized losses amounted to $348,000 in 2004 and none in 2003 and 2002, respectively.

Investment securities with carrying values of approximately $44,079,000 and $26,885,000 were pledged at December 31, 2004 and 2003, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other comprehensive income and related tax effects are as follows as of December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(in thousands)
Unrealized holding gains (losses) on securities available for sale arising during the period	$(42)	$(348)	$769
Less reclassification adjustment for (gains) losses realized in income	32	(54)	(33)

Other comprehensive income, net unrealized gains (losses) on securities available for sale before tax effect	(10)	(402)	736
Tax effect	3	150	(273)

Other comprehensive income (loss)	$(7)	$(252)	$463

The following tables shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$6,406,000	$79,000	$—	$—	$6,406,000	$79,000
Mortgage-backed securities	21,284,000	167,000	13,563,000	221,000	34,847,000	388,000
State and municipal securities	3,636,000	36,000	342,000	5,000	3,978,000	41,000
Corporate equity securities	—	—	1,520,000	198,000	1,520,000	198,000
Other investments	—	—	157,000	25,000	157,000	25,000

	$31,326,000	$282,000	$15,582,000	$449,000	$46,908,000	$731,000

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$7,767,000	$195,000	$2,556,000	$11,000	$10,323,000	$206,000
Mortgage-backed securities	16,519,000	321,000	—	—	16,519,000	321,000
State and municipal securities	1,930,000	26,000			1,930,000	26,000
Corporate equity securities	—	—	1,663,000	337,000	1,663,000	337,000
Other investments	—	—	157,000	24,000	157,000	24,000

	$26,216,000	$542,000	$4,376,000	$372,000	$30,592,000	$914,000

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Nonmarketable Equity Securities

The Bank, as a member of both the Federal Reserve Bank of Kansas City (FRB) and the Federal Home Loan Bank of Topeka (FHLB), is required to maintain an investment in the capital stock of each. These investments are carried at cost as the stock can only be sold to or redeemed by the FHLB or the FRB at par. The Bank’s investment at December 31 is as follows:

	2004	2003

Federal Reserve Bank of Kansas City	$652,000	$633,000
Federal Home Loan Bank of Topeka	3,432,000	2,801,000

	$4,084,000	$3,434,000

Note 5. Loans

A summary of the balances of loans at December 31, 2004 and 2003 is as follows:

	2004	2003

Real estate:
Construction	$59,520,000	$62,879,000
Commercial	142,256,000	129,482,000
Residential	50,462,000	52,656,000
Commercial	32,409,000	34,733,000
Consumer	6,501,000	7,056,000

	291,148,000	286,806,000

Less:
Allowance for loan losses	3,553,000	2,872,000
Unearned discount and loan fees	1,109,000	1,174,000

	4,662,000	4,046,000

	$286,486,000	$282,760,000

The loan portfolio includes approximately $123,065,000 and $113,447,000 of fixed rate loans and $168,083,000 and $173,359,000 of variable rate loans as of December 31, 2004 and 2003, respectively.

Loans of $72,159,000 and $71,262,000 were pledged at December 31, 2004 and 2003, respectively, as collateral on borrowings.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the allowance for loan losses at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Balance, beginning of year	$2,872,000	$2,394,000	$2,164,000
Provision for loan losses	2,045,000	2,234,000	1,218,000
Loans charged-off	(1,534,000)	(1,924,000)	(1,021,000)
Recoveries on loans previously charged-off	170,000	168,000	33,000

Balance, end of year	$3,553,000	$2,872,000	$2,394,000

The following is a summary of information pertaining to impaired loans at December 31, 2004, 2003 and 2002:

	2004	2003	2002

Nonaccrual loans	$4,300,000	$1,285,000	$3,737,000
Loans past due 90 days or more and still accruing interest	90,000	19,000	36,000

Total impaired loans	$4,390,000	$1,304,000	$3,773,000

Valuation allowance related to impaired loans	$761,000	$242,000	$225,000

Impaired loans without a valuation allowance	$379,000	$552,000	$336,200

Average investment in impaired loans	$1,993,000	$2,151,000	$1,940,000

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

Loan transactions with related parties were as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Balance, beginning of year	$292,000	$277,000	$731,000
New loans	90,000	140,000	247,000
Repayments	(200,000)	(125,000)	(701,000)

Balance, end of year	$182,000	$292,000	$277,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Premises and Equipment and Other Real Estate Owned

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31, 2004 and 2003 is as follows:

	2004	2003

Land	$3,195,000	$3,745,000
Buildings	7,230,000	7,111,000
Furniture and equipment	4,554,000	3,875,000
Construction in progress	1,473,000	295,000

	16,452,000	15,026,000
Accumulated depreciation and amortization	(5,489,000)	(4,671,000)

	$10,963,000	$10,355,000

In August 2001, the Company purchased three parcels of undeveloped property in Broomfield, Colorado for development and sale. The aggregate purchase price of the properties, collectively referred to as Heritage Place, approximated $6,371,000. The Company has incurred costs in order to prepare Heritage Place for sale. As of December 31, 2004, the Company had capitalized total costs of $9,953,000 relating to initial acquisition, preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees.

Based upon the Company’s current intention of selling approximately 82% of Heritage Place (retaining 18% for a future branch site), $8,171,000 is included in other real estate owned and $1,782,000 is included in premises and equipment (land). The Company incurred related expenses of $532,000, $564,000 and $661,000 during 2004, 2003 and 2002, respectively, which are reflected as noninterest expense.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2004, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2005	$770,000
2006	779,000
2007	749,000
2008	666,000
12009	618,000
Thereafter	158,000

$3,740,000

Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $942,000, $883,000 and $752,000, respectively. Included in the December 31, 2004, 2003 and 2002 rent expense is $180,000, $163,000 and $135,000, respectively for rental expense and common area maintenance fees, paid to a company in which a director is a principal.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $75,523,000 and $56,403,000, respectively.

At December 31, 2004, the scheduled maturities of interest bearing time deposits are as follows:

2005	$114,883,000
2006	24,265,000
2007	3,957,000
2008	1,000
2009	—
Thereafter	329,000

$143,435,000

Note 8. Long-Term Debt

Long-term debt (debt with original maturities of more than one year) at December 31, 2004 consisted of Federal Home Loan Bank fixed-rate advances of $11,499,000 that mature through 2014. At December 31, 2004 and 2003 the interest rates ranged from 3.49% to 7.42% and from 2.86% to 7.42%, respectively. At December 31, 2004 and 2003, the weighted average interest rates on fixed-rate, long-term debt were 5.45% and 4.86%, respectively. This debt is collateralized by pledged investment securities and loans.

Maturities of long-term debt outstanding at December 31, 2004, were as follows:

2005	$1,700,000
2006	1,865,000
2007	1,300,000
2008	820,000
2009	610,000
Thereafter	5,204,000

$11,499,000

Note 9. Borrowings Available

As of December 31, 2004, the Bank had lines of credit with Federal Home Loan Bank and Bankers’ Bank of the West of $82,067,000 and $14,820,000, respectively. At December 31, 2004, $38,004,000 (including $11,499,000 classified as long-term debt) was advanced on these lines. These lines are collateralized by pledged investment securities and loans.

As of December 31, 2004, the Company had a line of credit with Bankers’ Bank of the West of $5,000,000. At December 31, 2004, $515,000 was advanced on this line. This line was collateralized by all the common stock of the Bank.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Subordinated Debentures and Trust Preferred Securities

In December 2000, Front Range Capital Trust I (Trust), a special-purpose wholly-owned Delaware trust subsidiary of the Company, completed an offering of 1,000,000 11.0% Cumulative Company Obligated Mandatory Redeemable Preferred Securities (Trust Preferred Securities), which are guaranteed by the Company (issue price of $8 per security) totaling $8.0 million. In January 2001, the Trust completed an additional offering of 150,000 Trust Preferred Securities totaling $1.2 million. The Trust invested the total proceeds it received in 11% Junior Subordinated Debentures (Debentures) issued by the Company. Interest paid on the Debentures will be distributed to the holders of the Trust Preferred Securities. As a result, under current tax law, distributions to the holders of the Trust Preferred Securities will be tax deductible by the Company. Distributions payable on the Trust Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company.

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

During the year ended December 31, 2004, the Company applied the provisions of FASB Interpretation 46 (Revised) “Consolidation of Variable Interest Entities” to its Trust Preferred Securities. The primary impact of this change is to present the subordinated debentures on the accompanying 2004 balance sheet, other than minority interest in the trust, as presented in prior years.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Current tax provision:
Federal	$333,000	$259,000	$460,000
State	30,000	11,000	—

	363,000	270,000	460,000

Deferred tax provision (benefit):
Federal	(360,000)	(341,000	(165,000)
State	(46,000)	(29,000)	(14,000)

	(406,000)	(370,000)	(179,000)

	$(43,000)	$(100,000	$281,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	—	(3.0)	(0.9)
Tax-exempt income, net	(27.8)	(29.5)	(8.9)
Earnings on bank owned life insurance	(11.2)	(12.6)	(4.6)
Other, net	0.8	(3.7)	(1.9)

Effective tax rates	(4.2)%	(14.8)%	(17.7)%

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial reporting and tax purposes.

Listed below are the components of the net deferred income taxes at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$918,000	$737,000
Nonqualified employee retirement plan	1,007,000	904,000
Depreciation	220,000	217,000
Investments	106,000	—
Alternative minimum tax credit	109,000	—
Amortization of T rust Preferred Security offering costs	86,000	65,000
Other assets	69,000	69,000

Total deferred tax assets	2,515,000	1,992,000

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(139,000)	(143,000)
Federal Home Loan Bank stock dividends	(91,000)	(45,000)
Prepaid expenses	(71,000)	—

Total deferred tax liabilities	(301,000)	(188,000)

Net deferred tax asset	$2,214,000	$1,804,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock

On October 19, 2000, certain loans from stockholders totaling $1,317,000 were converted to 1,317 shares of the Company’s 2000 Series B Preferred Stock (2000 Preferred Stock). The 2000 Preferred Stock has a par value of $0.001 per share and a purchase price of $1,000 per share. During 2000, 200 shares were redeemed at a cost of $200,000. During 2001, the Company issued 2,500 shares of the 2000 Preferred stock totaling $2,500,000. During 2004, 50 shares were redeemed at a cost of $50,000.

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

Common stock transactions and common shares outstanding for the years ending December 31, 2004 and 2003 are as follows:

	Class A	Class B	Total

Shares outstanding at December 31, 2002	1,665,144	—	1,665,144
Issuance of stock	184,120	38,105	222,225

Shares outstanding at December 31, 2003	1,849,264	38,105	1,887,369
Issuance of stock	—	—	—

Shares outstanding at December 31, 2004	1,849,264	38,105	1,887,369

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

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003

Commitments to extend credit	$60,884,000	$49,060,000
Commercial and stand-by letters of credit	4,138,000	4,263,000

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

The Company paid $144,000, $133,000 and $97,000 in legal fees to an attorney firm in which a director is a principal for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the most recent notification from the Federal Reserve Bank of Kansas City categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

					To Be Well
			For Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital (to risk weighted assets)
Consolidated	$35,754	10.5%	$27,148	8.0%	N/A	N/A
Bank	35,448	10.5	27,087	8.0	$33,859	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	25,954	7.7	13,574	4.0	N/A	N/A
Bank	31,895	9.4	13,544	4.0	20,316	6.0
Tier 1 Capital (to average assets)
Consolidated	25,954	6.3	16,506	4.0	N/A	N/A
Bank	31,895	7.7	16,475	4.0	20,594	5.0

As of December 31, 2003:
Total Capital (to risk weighted assets)
Consolidated	$34,649	10.6%	$26,038	8.0%	N/A	N/A
Bank	33,840	10.4	26,005	8.0	$32,507	10.0%
Tier 1 Capital (to risk weighted assets)
Consolidated	25,526	7.8	13,019	4.0	N/A	N/A
Bank	30,968	9.5	13,003	4.0	19,504	6.0
Tier 1 Capital (to average assets)
Consolidated	25,526	6.6	15,447	4.0	N/A	N/A
Bank	30,968	8.0	15,435	4.0	19,293	5.0

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

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Employee Benefit Plans

The Company has a 401(k) plan whereby substantially all employees who meet certain age and length of service requirements may participate in the plan. Employees may contribute up to 25 percent of their compensation subject to certain limits based on federal tax laws. The Company makes a contribution of 3% of each participant’s compensation to the Plan regardless of the employee’s compensation contributed. Effective January 1, 2000, the 3% employer contribution immediately vests to the employee. For the years ended December 31, 2004, 2003 and 2002, contribution expense attributable to the Plan amounted to $184,000, $180,000 and $112,000, respectively.

The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The cash surrender value of the life insurance contracts totals $8,297,000 and $7,962,000 at December 31, 2004 and 2003, respectively, and is reported as bank owned life insurance. The liability recorded under these agreements was $2,718,000 and $2,441,000 as of December 31, 2004 and 2003, respectively, and is included in other liabilities. The 2004, 2003 and 2002 expenses related to the deferred compensation agreements were $298,000, $332,000 and $490,000, respectively.

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

Subordinated Debt/Trust preferred securities: For Subordinated Debt/Trust Preferred Securities, the fair value is determined based on the quoted market price.

Commitments to extend credit and standby letters of credit: The approximate fair values of commitments and standby letters of credit are based on terms with similar agreements, taking into account the remaining terms of the agreements and credit worthiness of the counterparties. The Company estimates that the fair value of these commitments is not significant.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values, and related carrying amounts, of the Company’s financial instruments as of December 31, are as follows:

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$14,298	$14,298	$16,304	$16,304
Securities	80,806	80,806	62,591	62,591
Nonmarketable securities	4,084	4,084	3,434	3,434
Loans, net	286,486	287,086	282,760	284,793
Accrued interest receivable	1,347	1,347	1,326	1,326

Financial liabilities:
Deposits	344,192	344,121	303,513	303,681
Short-term borrowings	27,020	27,020	41,075	41,075
Long-term debt	11,499	12,683	16,981	18,675
T rust preferred securities	—	—	9,200	10,178
Subordinated Debentures	9,485	9,948	—	—
Accrued interest payable	672	672	521	521

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Condensed Financial Statement of Parent Company

Financial information pertaining only to Front Range Capital Corporation is as follows:

BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

ASSETS

Cash	$62,000	$43,000
Investment in Heritage Bank	32,274,000	31,438,000
Investment in Front Range Capital Trust I	285,000	285,000
Goodwill, net of amortization	125,000	125,000
Subordinated Debentures issuance cost	525,000	613,000
Other	233,000	153,000

	$33,504,000	$32,657,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Notes payable	$515,000	$—
Subordinated Debentures	9,485,000	9,485,000

Total liabilities	10,000,000	9,485,000

STOCKHOLDERS’ EQUITY	23,504,000	23,172,000

	$33,504,000	$32,657,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Income:
Equity in earnings of subsidiaries	$1,867,000	$1,539,000	$2,066,000
Other	—	—	1,000
Interest	31,000	31,000	39,000

Total revenue	1,898,000	1,570,000	2,106,000

Expenses:
Professional fees	168,000	82,000	77,000
Other	6,000	4,000	15,000
Interest	1,141,000	1,157,000	1,150,000

Total operating expenses	1,315,000	1,243,000	1,242,000

Net operating income	583,000	327,000	864,000

Income tax benefit	476,000	449,000	441,000

Net income	$1,059,000	$776,000	$1,305,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,059,000	$776,000	$1,305,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(1,867,000)	(1,539,000)	(2,066,000)
Amortization	87,000	88,000	88,000
Dividends received from Bank Subsidiary	1,025,000	755,000	900,000
Change in operating assets and liabilities:
Accrued interest payable	—	—	(27,000)
Income taxes	—	—	(22,000)
Other	(80,000)	(111,000)	47,000

Net cash provided by (used in) operating activities	224,000	(31,000)	225,000

CASH FLOWS FROM INVESTING ACTIVITIES, investment in subsidiary bank	—	(1,874,000)	(1,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	525,000	1,250,000	700,000
Payments on short-term borrowings	(10,000)	(1,950,000)	(3,000,000)
Cash dividends paid on 2000 Series B Preferred Stock	(156,000)	(149,000)	(169,000)
Cash dividends paid on Series 87/88 Preferred Stock	(4,000)	—	—
Cash dividends paid on Common Stock	(510,000)	—	—
Sale of common stock, net	—	2,761,000	3,959,000
Redemption of 2000 Series B Perpetual Preferred Stock	(50,000)	—	—

Net cash provided by (used in) financing activities	(205,000)	1,912,000	1,490,000

Net change in cash and cash equivalents	19,000	7,000	15,000

CASH AND CASH EQUIVALENTS
Beginning	43,000	36,000	21,000

Ending	$62,000	$43,000	$36,000

Front Range Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Selected Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total interest income	$5,767,000	$5,700,000	$5,942,000	$6,019,000
Total Interest Expense	1,623,000	1,688,000	1,829,000	1,931,000
Net Interest Income	4,144,000	4,012,000	4,113,000	4,088,000
Provision for loan losses	110,000	293,000	644,000	998,000
Noninterest Income	1,087,000	911,000	1,029,000	591,000
Noninterest expense	4,204,000	4,271,000	4,140,000	4,299,000
Provision for income taxes	232,000	48,000	30,000	(353,000)
Net Income (loss)	685,000	311,000	328,000	(265,000)
Basic and diluted earnings (loss) per common share	0.34	0.15	0.15	(0.16)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total interest income	$5,940,000	$5,732,000	$5,781,000	$5,804,000
Total Interest Expense	2,016,000	1,884,000	1,743,000	1,634,000
Net Interest Income	3,924,000	3,848,000	4,038,000	4,170,000
Provision for loan losses	256,000	592,000	557,000	829,000
Noninterest Income	791,000	996,000	876,000	962,000
Noninterest expense	3,891,000	3,958,000	4,322,000	4,524,000
Provision for income taxes	139,000	43,000	(102,000)	(180,000)
Net Income (loss)	429,000	251,000	137,000	(41,000)
Basic and diluted earnings (loss) per common share	0.23	0.13	0.06	(0.06)

The 2004 fourth quarter operating results were negatively impacted by an increase in the provision for loan losses compared to prior quarters and by an impairment charge of $176,000, after-tax, related to an investment security.

Note 19. Previous Restatement of Consolidated Financial Statements

As disclosed in the Company’s Form 10-KSB/A filed on June 30, 2004, the Company determined that restatement of its consolidated financial statements for 2003 and 2002 was appropriate. The 2003 and 2002 consolidated financial statements presented herein are identical to those filed in Form 10-KSB/A.

The changes to the December 31, 2002 and 2003 balance sheets were to increase other liabilities by $973,000, increase deferred income taxes by $360,000 and reduce retained earnings by $613,000. The changes to the income statement for the year ended December 31, 2002 were to increase salaries and employee benefits expense by $215,000, reduce tax expense by $80,000 and reduce net income by $135,000. There was no effect on the 2003 income statement.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation of Front Range Capital Corporation.

3.2**	Articles of Third Amendment to the Articles of Incorporation.

3.3*	Bylaws of Front Range Capital Corporation

4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company

4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)

4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated

4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein

4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein

4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)

4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company

4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)

10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.

10.2*	Lease Agreement between Heritage Bank and 901 Walnut Street, LLC

10.3***	Sublease Agreement between Heritage Bank and eStarcom, Inc.

10.4***	Lease Agreement between Heritage Bank and Columbine West LLC

10.5*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West

10.7*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank

10.8*	Indexed Salary Continuation Plan of Heritage Bank

10.9*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers

14.2	Code of Business Conduct

21.1	Heritage Bank, a Colorado banking corporation, and Front Range Capital Trust I, a Delaware business trust, are the only subsidiaries of the Registrant

24.1	Power of Attorney (included on the signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Charter of the Audit Committee of Front Range Capital Corporation

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

***	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.