Form 10-Q
period 2005-03-31
FRONT RANGE CAPITAL CORP
filed 2005-05-13
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarterly period ended March 31, 2005	Commission file number 333-40028

Front Range Capital Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

390 Interlocken Crescent Suite 600, Broomfield, Colorado	80021

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (303) 926-0300

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class: Common stock, Class A Voting, $0.001 par value

Outstanding shares as of May 12, 2005, were 1,849,264

Title of Class: Common stock, Class B Non-voting, $0.001 par value

Outstanding shares as of May 12, 2005, were 38,105

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report and other report and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it means we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:

•	the strength of the United States and Colorado economies which may be less favorable than expected;

•	the economic impact of the war in Iraq;

•	changes in the interest rate environment;

•	changes in laws, regulations and policies affecting banking, securities and monetary and financial matters;

•	significantly increasing competitive pressure in the banking industry;

•	operational risks including data processing system failures or fraud;

•	consumer spending and saving habits;

•	changes in accounting policies and practices;

•	volatility of rate sensitive deposits; and

•	asset/liability matching risks and liquidity risks.

Additional risk factors are described in the Company’s Form 10-K for the year ended December 31, 2004. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At March 31,	At December 31,
	2005	2004
Assets:
Cash and due from banks	$15,109,000	$14,298,000
Investment securities available for sale	81,825,000	80,806,000
Nonmarketable securities	4,118,000	4,084,000
Loans
Real estate-construction	67,386,000	59,520,000
Real estate-commercial	145,461,000	142,256,000
Real estate-residential	52,596,000	50,462,000
Commercial	30,500,000	32,409,000
Consumer	6,668,000	6,501,000

Total loans	302,611,000	291,148,000

Less unearned income	(1,167,000)	(1,109,000)

Loans, net of unearned income	301,444,000	290,039,000

Allowance for loan losses	(3,461,000)	(3,553,000)

Loans, net of allowance for loan losses	297,983,000	286,486,000
Premises and equipment, net	10,634,000	10,963,000
Cash value of life insurance	8,368,000	8,297,000
Other real estate owned	10,267,000	10,302,000
Foreclosed assets	20,000	5,000
Accrued interest receivable	1,764,000	1,347,000
Deferred income taxes	2,864,000	2,214,000
Other assets	1,574,000	1,606,000

Total Assets	$434,526,000	$420,408,000

Liabilities:
Deposits:
Noninterest-bearing demand	$55,676,000	$60,771,000
Interest-bearing demand	127,091,000	124,355,000
Savings	15,269,000	15,631,000
Time certificates, $100,000 and over	79,105,000	75,523,000
Other time certificates	65,421,000	67,912,000

Total deposits	342,562,000	344,192,000
Short-term funds borrowed	43,595,000	27,020,000
Long-term debt	11,480,000	11,499,000
Subordinated debentures	9,485,000	9,485,000
Accrued interest payable	797,000	672,000
Other liabilities	3,716,000	4,036,000

Total Liabilities	$411,635,000	$396,904,000

Shareholders’ Equity:
Preferred stock, $.001 par value;authorized 100,000,000 shares; issued and outstanding 14,067 shares,	—	—
Additional paid-in capital, preferred stock	3,620,000	3,620,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000
Retained earnings	8,856,000	8,364,000
Accumulated other comprehensive income (loss)	(869,000)	236,000

Total Shareholders’ Equity	22,891,000	23,504,000

Total Liabilities and Shareholders’ Equity	$434,526,000	$420,408,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three month period ended March 31,
	2005	2004

	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$5,403,000	$5,138,000
Interest on investment securities available for sale
Taxable	523,000	408,000
Tax exempt	238,000	175,000
Dividends	49,000	44,000
Interest on federal funds sold and other	4,000	2,000

Total interest income	6,217,000	5,767,000

Interest Expense:
Interest on interest-bearing demand deposits	456,000	274,000
Interest on savings	19,000	9,000
Interest on time certificates of deposit	1,037,000	755,000
Interest on short-term borrowing	241,000	113,000
Interest on long-term debt	154,000	197,000
Interest on subordinated debentures	275,000	275,000

Total interest expense	2,182,000	1,623,000

Net Interest Income	4,035,000	4,144,000

Provision for loan losses	299,000	110,000

Net Interest Income after Provision for Loan Losses	3,736,000	4,034,000

Noninterest Income:
Service charges and customer service fees	535,000	585,000
Gain on sale of securities available for sale	370,000	207,000
Mortgage referral fees	85,000	108,000
Other	156,000	187,000

Total Noninterest Income	1,146,000	1,087,000

Noninterest Expense:
Salaries and employee benefits	2,406,000	2,237,000
Occupancy expense	413,000	427,000
Furniture and equipment	210,000	192,000
Data processing	210,000	199,000
Marketing	89,000	132,000
Printing and supplies	80,000	67,000
Loan and collection	122,000	111,000
ATM and Debit Card	83,000	109,000
Other real estate – Heritage Place	128,000	156,000
Loss on sale of OREO and other foreclosed assets	9,000	99,000
Other	448,000	475,000

Total Noninterest Expense	4,198,000	4,204,000

Income Before Income Taxes	684,000	917,000

Provision for income taxes	144,000	232,000

Net Income	$540,000	$685,000

Comprehensive Income (loss):
Change in unrealized gain (loss) on securities available for sale, net	(1,105,000)	243,000

Comprehensive Income (loss)	($565,000)	$928,000

Average Common Shares Outstanding	1,887,369	1,887,369
Diluted Average Common Shares Outstanding	1,897,869	1,897,869
Per Share Data
Basic earnings	$0.26	$0.34
Diluted earnings	$0.26	$0.34
Dividends declared on common stock	$0.00	$0.00

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss),Net	Total

Balance, December 31, 2003	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Net income for the period	—	—	685,000	—	685,000
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	243,000	243,000
Dividends declared on 2000 Series B preferred stock	—	—	(36,000)	—	(36,000)

Balance March 31, 2004	$3,670,000	$11,284,000	$8,624,000	$486,000	$24,064,000

Balance, December 31, 2004	$3,620,000	$11,284,000	$8,364,000	$236,000	$23,504,000
Net income for the period	—	—	540,000	—	540,000
Change in unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	(1,105,000)	(1,105,000)
Dividends declared on 2000 Series B preferred stock	—	—	(48,000)	—	(48,000)

Balance March 31, 2005	$3,620,000	$11,284,000	$8,856,000	($869,000)	$22,891,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
	2005	2004

	(unaudited)
Cash Flows from Operating Activities:
Net income	$540,000	$685,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,000	241,000
Net amortization of securities	78,000	71,000
(Gain) on available for sale securities, net	(370,000)	(207,000)
Provision for loan losses	299,000	110,000
Loss on sale of OREO and foreclosed assets	10,000	111,000
Net change in assets and liabilities:
(Increase) in accrued interest receivable	(417,000)	(165,000)
Decrease (increase) in other assets	(38,000)	191,000
Increase in accrued interest payable	125,000	51,000
(Decrease) in other liabilities	(320,000)	(286,000)

Net Cash Provided by Operating Activities	156,000	802,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	7,356,000	17,309,000
Proceeds from maturities, payments and calls of securities available-for-sale	1,829,000	1,226,000
Purchases of securities available-for-sale	(11,668,000)	(12,958,000)
Purchases of non-marketable securities	(34,000)	(555,000)
Net (increase) in loans	(12,208,000)	(1,336,000)
Disposal (purchases) of property and equipment	80,000	(125,000)
Proceeds from sale of other real estate owned	404,000	288,000
Proceeds from sale of foreclosed assets	18,000	505,000

Net Cash Provided by (Used in) Investing Activities	(14,223,000)	4,354,000

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,630,000)	14,647,000
Net increase (decrease) in short-term borrowings	16,575,000	(20,350,000)
Payments of principal on long-term debt	(19,000)	(2,519,000)
Dividends paid on 2000 Series B Preferred Stock	(48,000)	(36,000)

Net Cash Provided by (Used in) Financing Activities	14,878,000	(8,258,000)

Net increase (decrease) in cash and cash equivalents	811,000	(3,102,000)

Beginning	14,298,000	16,304,000

Ending	$15,109,000	$13,202,000

Supplemental Disclosure of Noncash and Financial Activities:
Other real estate acquired in settlement of loans	$346,000	$133,000

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$2,057,000	$1,572,000
Cash paid for income taxes	—	—

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. The audited balance sheet information for December 31, 2004, is derived from the Company’s audited financial statements for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Heritage Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Broomfield, Colorado, southeast of Boulder along the Denver-Boulder business corridor. Incorporated under the laws of the State of Colorado on January 7, 1985, the Company derives the majority of its income from, and its principal asset is, all of the common stock of the Bank. The Bank has 13 full-service branches in the Denver-Boulder metropolitan area and plans to open one additional branch in the second half of 2006. The Bank also offers investment services through its investment division, Heritage Investments, and mortgage loans through its mortgage division, Heritage Bank Mortgage Division. The Company operates under a community banking philosophy with emphasis on local small to medium-sized businesses and individual customers.

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

Basic and diluted earnings per common share have been computed based on this method as of March 31, 2005 and 2004:

	For the three months
	ended March 31,
	2005	2004

Numerator:
Net income	$540,000	$685,000
Less preferred stock dividends	48,000	36,000

Net income applicable to common stock	$492,000	$649,000

Denominator:
Average number of common shares outstanding used to calculate basic earnings per common share	1,887,000	1,887,000

Effect of dilutive convertible preferred stock	11,000	11,000

Average number of common shares used to calculate diluted earnings per common share	1,898,000	1,898,000

Basic and diluted earnings per common share	$0.26	$0.34

Dividends declared on common stock	$0.00	$0.00

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

Impact of Recently Issued Financial Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123”), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, SFAS No. 123 also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No.123 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123 replaces existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123 are effective for the Company on January 1, 2006. The Company is currently assessing the financial statement impact of adopting SFAS No. 123.

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net interest income (FTE)	$4,188,000	$4,254,000
Provision for loan losses	(299,000)	(110,000)
Noninterest income	1,146,000	1,087,000
Noninterest expense	(4,198,000)	(4,204,000)
Provision for income taxes (FTE)	(297,000)	(342,000)

Net income	$540,000	$685,000

Average common shares outstanding	1,887,369	1,887,369
Diluted average common shares outstanding	1,897,869	1,897,869
Common shares outstanding at period end	1,887,369	1,887,369

As Reported:
Basic earnings per common share	$0.26	$0.34
Diluted earnings per common share	$0.26	$0.34
Return on assets (1)	0.51%	0.70%
Return on equity (1)	9.30%	11.63%
Net interest margin	4.43%	4.88%
Net loan charge-offs to average loans	0.13%	0.03%
Efficiency ratio (FTE)	78.70%	78.71%

Average Balances:
Total assets	$427,307,000	$392,765,000
Earning assets	383,303,000	350,859,000
Total loans	298,059,000	286,682,000
Total deposits	342,436,000	301,329,000
Shareholders’ equity	$23,555,000	$23,683,000

Balances at Period End:
Total assets	$434,526,000	$390,912,000
Earning assets	389,540,000	348,263,000
Total loans	301,444,000	286,737,000
Total deposits	342,562,000	318,160,000
Shareholders’ equity	$22,891,000	$24,064,000

Financial Ratios at Period End:
Allowance for loan losses to loans	1.15%	1.01%
Book value per common share *	$10.64	$10.52
Equity to assets	5.27%	6.16%
Regulatory total capital to risk-weighted assets	10.31%	10.80%

Dividends declared per common share	$0.00	$0.00

(1)	annualized

*	excludes accumulated other comprehensive income (loss)

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	Three months ended
	March 31, 2005
	2005	2004

Net interest income (FTE)	$4,188,000	$4,254,000
Provision for loan losses	(299,000)	(110,000)
Noninterest income	1,146,000	1,087,000
Noninterest expense	(4,198,000)	(4,204,000)
Provision for income taxes (FTE)	(297,000)	(342,000)

Net income	$540,000	$685,000

Net income for the first quarter of 2005 was $145,000 (21.2%) less than for the first quarter of 2004. This change was composed of a $66,000 (1.6%) decrease in net interest income (FTE), a $59,000 (5.4%) increase in noninterest income, a $6,000 (0.1%) decrease in noninterest expense, a $189,000 (171.8%) increase in provision for loan losses, and a $45,000 (13.2%) decrease in the provision for income taxes (FTE). The decrease in net interest income (FTE) was due to a $32.4 million (9.2%) increase in the average balance of interest-earning assets which was partially offset by a $27.0 million (8.5%) increase in interest-bearing liabilities and a 51 basis point increase in interest expense cost. The $189,000 (171.8%) increase in provision for loan losses was due to increases in loan balances, stable loan quality and the maintenance of an adequate loan loss allowance level. The increase in noninterest income from the first quarter of 2004 was mainly due to a $163,000 (78.7%) increase in gain on sale of securities available-for-sale. This was partially offset by a $23,000 (21.3%) decrease in mortgage referral fees and a $50,000 (8.5%) decrease in service charges and customer service fees. The decrease in noninterest expense was mainly due to a $90,000 (90.9%) decrease in net loss on sale of other real estate owned (OREO) and foreclosed assets, a $30,000 (25.2%) decrease in marketing expense, a $26,000 (23.9%) decrease in ATM & debit card expenses, a $28,000 (17.9%) decrease in other real estate, Heritage Place, expense, which were partially offset by a $169,000 (7.6%) increase in salaries and employee benefits.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the components of net interest income for the periods indicated:

	Three months ended
	March 31,
	2005	2004

Interest income	$6,217,000	$5,767,000
Interest expense	(2,182,000)	(1,623,000)
FTE adjustment	153,000	110,000

Net interest income (FTE)	$4,188,000	$4,254,000

Average earning assets	$383,303,000	$350,859,000

Net interest margin (FTE)	4.43%	4.88%

Net interest income (FTE) during the first quarter of 2005 decreased $66,000 (1.6%) to $4.2 million from the same period in 2004. The $493,000 (8.4%) increase in interest income (FTE) was due to a $32.4 million (9.2%) increase in average balances of interest-earning assets to $383.3 million. Interest expense increased $559,000 (34.4%) from the same period in 2004 and was due to an increase in interest-bearing liabilities of $27.0 million (8.5%) to $342.3 million and a 51 basis point increase in cost on interest-bearing liabilities (from 2.07% to 2.58%).

Interest Income

Interest income (FTE) for the first quarter of 2005 increased $493,000 (8.4%) from the first quarter of 2004. The change in interest-earning assets was made up of an $11.4 million (4.0%) increase in average loan balances to $298.0 million, and a $21.1 million (33.3%) increase in average investment balances.

Interest Expense

Interest expense increased $559,000 (34.4%) to $2,182,000 in the first quarter of 2005 compared to $1,623,000 in the quarter ended March 31, 2004. The average balance of interest-bearing liabilities increased $27.0 million (8.5%) to $342.3 million in the first quarter of 2005 compared to $315.4 million in the quarter ended March 31, 2004. The $24.1 million (20.0%) increase in interest-bearing liabilities was concentrated in time certificates of deposit. In addition, the average balance of noninterest-bearing deposits increased $7.1 million (14.2%) from the year-ago quarter, and the average balance of long-term debt decreased $4.5 million (28.4%) to $11.5 million in the quarter ended March 31, 2005 compared to

$16.0 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (2.58%) in the first quarter of 2005 is an increase of 51 basis points in the average rate paid for the first quarter of 2004 (2.07%).

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,
	2005	2004

Yield on interest-earning assets	6.74%	6.74%
Rate paid on interest-bearing liabilities	2.58%	2.07%

Net interest spread	4.16%	4.67%
Impact of all other net noninterest-bearing funds	0.27%	0.21%

Net interest margin	4.43%	4.88%

Net interest margin in the first quarter of 2005 decreased 45 basis points compared to the first quarter of 2004. Average balances on time deposits increased $24.1 million (20.0%) during the quarter ended March 31, 2005 compared to the same period ended March 31, 2004 and the cost of these funds increased 39 basis points to 2.91% from 2.52%. Average balances on loans increased $11.4 million (4.0%) during the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004 and the yield increased 15 basis points to 7.37% from 7.22% due in part to the change in the Prime Rate. Average balances on investment securities increased $21.1 million (33.3%) from the first quarter of 2004 to the first quarter of 2005 with a decrease in yield of 7 basis points (4.56% from 4.63%) in the same time period.

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

	For the three months ended
	March 31, 2005
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid

Assets:
Loans	$298,059,000	$5,416,000	7.37%
Investment securities — taxable	58,906,000	572,000	3.94%
Investment securities — nontaxable	25,565,000	378,000	6.00%
Federal funds sold and due from banks (interest-bearing)	773,000	4,000	2.10%

Total earning assets	383,303,000		6.74%
Other assets	44,004,000

Total assets	$427,307,000	$6,370,000

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$125,846,000	$456,000	1.47%
Savings deposits	15,252,000	19,000	0.51%
Time deposits	144,436,000	1,037,000	2.91%
Other short-term borrowed funds	35,826,000	241,000	2.73%
Long-term debt	11,491,000	154,000	5.44%
Subordinated debentures	9,485,000	275,000	11.76%

Total interest-bearing liabilities	$342,336,000	$2,182,000	2.58%

Noninterest-bearing deposits	56,800,000
Other liabilities	4,616,000
Shareholders’ equity	23,555,000

Total liabilities and shareholders’ equity	$427,307,000

Net interest spread(1)			4.16%
Net interest income and interest margin(2)		$4,188,000	4.43%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

	For the three months ended
	March 31, 2004
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid

Assets:
Loans	$286,682,000	$5,145,000	7.22%
Investment securities — taxable	47,096,000	452,000	3.86%
Investment securities — nontaxable	16,281,000	278,000	6.87%
Federal funds sold and due from banks (interest-bearing)	800,000	2,000	1.01%

Total earning assets	350,859,000		6.74%
Other assets	41,906,000

Total assets	$392,765,000	$5,877,000

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$117,364,000	$274,000	0.94%
Savings deposits	13,838,000	9,000	0.26%
Time deposits	120,315,000	755,000	2.52%
Other short-term borrowed funds	38,344,000	113,000	1.19%
Long-term debt	16,040,000	197,000	4.94%
Subordinated debentures	9,485,000	275,000	11.66%

Total interest-bearing liabilities	$315,386,000	$1,623,000	2.07%

Noninterest-bearing deposits	49,812,000
Other liabilities	3,884,000
Shareholders’ equity	23,683,000

Total liabilities and shareholders’ equity	$392,765,000

Net interest spread(1)			4.67%
Net interest income and interest margin(2)		$4,254,000	4.88%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2005
	compared with three months
	ended March 31, 2004
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$204,000	$67,000	$271,000
Investments — taxable	113,000	7,000	120,000
Investments — nontaxable	159,000	(59,000)	100,000
Federal funds sold	—	2,000	2,000

Total earning assets	476,000	17,000	493,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	20,000	162,000	182,000
Savings deposits	1,000	9,000	10,000
Time deposits	151,000	131,000	282,000
Other short term borrowings	(7,000)	135,000	128,000
Long-term debt	(56,000)	13,000	(43,000)
Subordinated debentures	—	—	—

Total interest-bearing liabilities	109,000	450,000	559,000

Increase (decrease) in net interest income	$367,000	($433,000)	($66,000)

Provision for Loan Losses

The Company provided $299,000 for loan losses in the first quarter of 2005 versus $110,000 in the first quarter of 2004. During the first quarter of 2005, the Company recorded $390,000 of net loan charge offs versus $92,000 of net loan charge offs in the first quarter of 2004. The increase of $189,000 (171.8%) in the provision for loan losses was due to an increase in loan balances as well as the increase in net charge offs. The ratio of the allowance for loan losses to total loans was 1.15% at March 31, 2005 and 1.01% at March 31, 2004.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	March 31,
	2005	2004

Service charges on deposit accounts	$535,000	$585,000
Gain on sale of investments	370,000	207,000
Mortgage referral fees	85,000	108,000
Other noninterest income	156,000	187,000

Total noninterest income	$1,146,000	$1,087,000

Noninterest income for the first quarter of 2005 increased $59,000 (5.4%) to $1,146,000 from $1,087,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was due to a $163,000 (78.7%) increase in gain on sale of available-for-sale securities which was partially offset by a $50,000 (8.5%) decrease in service charges on deposits accounts. The main factor that contributed to the decrease in service charges was a higher earnings crediting rate on nonpersonal accounts due to the increase in short term interest rates. Mortgage referral fees decreased $23,000 (21.3%) due to a slower mortgage market.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended
	March 31,
	2005	2004

Salaries and employee benefits	$2,406,000	$2,237,000
Occupancy	413,000	427,000
Furniture and Equipment	210,000	192,000
Data processing	210,000	199,000
Advertising and marketing	89,000	119,000
Printing and supplies	80,000	67,000
Loan and collection	122,000	111,000
ATM and Debit Card	83,000	109,000
Other real estate, Heritage Place	128,000	156,000
Net loss on sale of OREO and other foreclosed assets	9,000	99,000
Other	448,000	488,000

Total	$4,198,000	$4,204,000

Average full time equivalent staff	156	152
Noninterest expense to revenue (FTE)	78.70%	78.71%

Noninterest expense for the first quarter of 2005 decreased $6,000 (0.1%) to $4,198,000 from $4,204,000 in the first quarter of 2004. The decrease in noninterest expense was mainly due to a $90,000 (90.9%) decrease in net loss on sale of other real estate owned (OREO) and foreclosed assets, a $30,000 (25.2%) decrease in advertising and marketing expense and a $28,000 (17.9%) decrease in other real estate – Heritage Place expense. These were partially offset by a $169,000 (7.6%) increase in salaries and employee benefits. The salaries and employee benefits increase was due to additions in staff for the new Firestone branch and the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels.

Provision for Income Tax

The effective tax rate for the three months ended March 31, 2005 was 21.1% and reflects a decrease from 25.3% for the three months ended March 31, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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

Classified assets, net of guarantees of the U.S. Government, including its agencies and its government-sponsored agencies at March 31, 2005, increased $432,000 (3.1%) to $14.4 million from $14.0 million at December 31, 2004. Allowance for loan losses to classified loans was 24.0% as of March 31, 2005 and 25.4% as of December 31, 2004.

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

Interest income on nonaccrual loans which would have been recognized during the three months ended March 31, 2005 if all such loans had been current in accordance with their original terms totaled $71,000. There was no interest income actually recognized on these loans during the three months ended March 31, 2005.

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

As shown in the following table, total nonperforming assets increased $353,000 (5.4%) to $6.9 million during the first three months of 2005. Nonperforming assets net of guarantees represent 1.6% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At March 31, 2005	At December 31, 2004
	(unaudited)
	(dollars in thousands)
Performing nonaccrual loans	$806	$2,126
Nonperforming, nonaccrual loans	3,531	2,174

Total nonaccrual loans	4,337	4,300
Loans 90 days past due and still accruing	426	90

Total nonperforming loans	4,763	4,390

Other real estate owned, excluding Heritage Place	2,096	2,131
Foreclosed assets	20	5

Total nonperforming assets	$6,879	$6,526

Nonperforming loans to total loans	1.6%	1.5%
Allowance for loan losses/nonperforming loans	72.7%	80.9%
Nonperforming assets to total assets	1.6%	1.6%
Allowance for loan losses to nonperforming assets	50.3%	54.4%

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

The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent, the Company’s loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Company’s method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools are based on the previous 5 years historical loss experience by product type. Allowances for specific loans are based on SFAS 114 analysis of individual credits. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole. This process is explained in detail in the notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

Based on the current conditions of the loan portfolio, management believes that the $3,461,000 allowance for loan losses at March 31, 2005 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2005	2004

Balance, beginning of period	$3,553	$2,872
Loan loss provision	299	110
Loans charged off	(403)	(108)
Recoveries of previously charged-off loans	12	16

Net (charge-offs) recoveries	(391)	(92)

Balance, end of period	$3,461	$2,890

Allowance for loan losses/loans outstanding	1.14%	1.00%

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $22.9 million at March 31, 2005. This amount represents a decrease of $613,000 (2.6%) from December 31, 2004. The change is the result of net income of $540,000, a $1,105,000 (468.2%) decrease in the net market value of available-for-sale securities, and the 2000 Series B preferred stock dividend of $48,000 paid in March 2005.

The following summarizes the regulatory capital ratios for the periods indicated:

					To Be Well
			At	Minimum	Capitalized Under
	At March 31,		December 31,	Regulatory	Prompt Corrective
	2005	2004	2004	Requirement	Action Provisions

Tier I Capital (to risk-weighted assets)
Consolidated	7.6%	8.1%	7.7%
Bank	9.2%	9.7%	9.4%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	10.3%	10.8%	10.5%
Bank	10.2%	10.6%	10.5%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.3%	6.7%	6.3%
Bank	7.6%	8.2%	7.7%	4.0%	5.0%

Off-Balance Sheet Items

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, etc. Loan commitments increased $3.4 million (5.6%) to $64.3 million at March 31, 2005, from $60.9 million at December 31, 2004. The commitments represented 21.2% and 20.9% of the total loans outstanding at March 31, 2005 and at December 31, 2004, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of March 31, 2005:

	Payment due by period
		Less than	1-3	3-5	More than
	Total	one year	years	years	5 years

	(dollars in thousands)
Long-term debt	$11,480	$2,265	$2,600	$1,430	$5,185
Operating lease obligations	3,554	792	1,506	1,185	71
Other long-term liabilities:
Subordinated debentures	9,485	0	0	0	9,485

Total contractual obligations	$24,519	$3,057	$4,106	$2,615	$14,741

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

At March 31, 2005, the results of the simulations noted above indicate that the balance sheet is slightly liability sensitive (earnings decrease when interest rates rise). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

At March 31, 2005 and 2004, the Company had no derivative financial instruments.

Liquidity

The Company’s principal source of asset liquidity is cash and amounts due from banks, and marketable investment securities available-for-sale. At March 31, 2005, cash and due from banks, federal funds sold and investment securities available-for-sale totaled $96.9 million, representing an increase of $1.8 million or 1.9% from December 31, 2004, and an increase of $26.1 million or 36.8% from March 31, 2004. The Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2005 generated cash flows from operations of $156,000 compared to $802,000 during the first three months of 2004. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $9.2 million during the three months ended March 31, 2005 compared to $18.5 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, the Company invested $11.7 million in securities and experienced $12.2 million in net loan growth, compared to $13.0 million and $1.3 million used to purchase investments and net loan growth, respectively, during the first three months of 2004. These changes in investment and loan balances contributed to net cash used by investing activities of $14.2 million during the three months ended March 31, 2005, compared to net cash provided by investing activities of $4.4 million during the three months ended March 31, 2004. Financing activities provided net cash of $14.9 million during the three months ended March 31, 2005, compared to net cash used by financing activities of $8.3 million during the three months ended March 31, 2004. Decreases in deposit balances accounted for $1.6 million of financing uses of funds during the three months ended March 31, 2005, compared to deposit balance increases that accounted for $14.6 million of the funds provided by financing activities during the three months ended March 31, 2004. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 4. Controls and Procedures

The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 5. Other Information

Heritage Place

In August 2001, the Bank purchased three parcels of undeveloped property in Broomfield, Colorado. The first transaction involved a purchase of undeveloped property from Joseph J. Fuentes and Christine R. Fuentes located at 9590 Coalton Drive, Broomfield, Colorado 80020, also known as 604 Interlocken Boulevard, Broomfield, Colorado 80020, for a purchase price of approximately $2,423,900. The second transaction involved the Bank’s purchase from Coalton Acres, LLC of two parcels comprising 161,094 square feet of undeveloped property adjacent to 9590 Coalton Drive and part of the development known as “The FlatIron,” for a purchase price of approximately $3,942,495. The aggregate combined purchase price for the properties was approximately $6,371,000. The parcels are collectively referred to as “Heritage Place.” When the Bank purchased the parcels that now comprise Heritage Place, the Bank intended to sell Heritage Place to an investor or group to develop Heritage Place and thereafter the Bank intended to purchase a pad within the newly developed property to open a new branch and relocate some of the Company’s and the Bank’s administrative offices.

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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of March 31, 2005, the Bank had capitalized total costs of $9,953,000 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $128,000 for the three months ended March 31, 2005, largely related to holding the property. Of this amount, $31,000 was accrued for real estate taxes and $87,000 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser dated March 7, 2005, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.

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

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION
(Registrant)

Date: May 12, 2005	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2005	By:	/s/ Alice M. Voss

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