Form 10-Q
period 2005-06-30
FRONT RANGE CAPITAL CORP
filed 2005-08-12
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2005	Commission file number 333-40028
Front Range Capital Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent Suite 600, Broomfield, Colorado	80021

(Address of principal executive offices)	(Zip code)
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
Title of Class: Common stock, Class A Voting, $0.001 par value
Outstanding shares as of August 12, 2005, were 1,849,264
Title of Class: Common stock, Class B Non-voting, $0.001 par value
Outstanding shares as of August 12, 2005, were 38,105

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements about Front Range Capital Corporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties set forth in this report and other report and documents that the Company files with the Securities and Exchange Commission. The information set forth is not a guarantee of future performance, operating results or financial condition. These forward-looking statements are based on management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it means we are making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to:
▪	the strength of the United States and Colorado economies which may be less favorable than expected;

▪	the economic impact of the war in Iraq;

▪	changes in the interest rate environment;

▪	changes in laws, regulations and policies affecting banking, securities and monetary and financial matters;

▪	significantly increasing competitive pressure in the banking industry;

▪	operational risks including data processing system failures or fraud;

▪	consumer spending and saving habits;

▪	changes in accounting policies and practices;

▪	volatility of rate sensitive deposits; and

▪	asset/liability matching risks and liquidity risks.
Additional risk factors are described in the Company’s Form 10-K for the year ended December 31, 2004. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At June 30,		At December 31,
	2005	2004	2004

Assets:
Cash and due from banks	$15,127,000	$13,611,000	$14,298,000
Investment securities available for sale	80,161,000	63,945,000	80,806,000
Nonmarketable securities	4,396,000	4,018,000	4,084,000
Loans
Real estate-construction	71,650,000	58,854,000	59,520,000
Real estate-commercial	146,578,000	129,927,000	142,256,000
Real estate-residential	51,964,000	53,909,000	50,462,000
Commercial	35,577,000	33,451,000	32,409,000
Consumer	6,771,000	6,856,000	6,501,000

Total loans	312,540,000	282,997,000	291,148,000

Less unearned income	(1,276,000)	(1,238,000)	(1,109,000)

Loans, net of unearned income	311,264,000	281,759,000	290,039,000

Allowance for loan losses	(3,661,000)	(2,849,000)	(3,553,000)

Loans, net of allowance for loan losses	307,603,000	278,910,000	286,486,000
Premises and equipment, net	10,801,000	10,331,000	10,963,000
Cash value of life insurance	8,321,000	8,156,000	8,297,000
Other real estate owned	10,767,000	8,420,000	10,302,000
Accrued interest receivable	1,496,000	1,242,000	1,347,000
Deferred income taxes	2,602,000	2,481,000	2,214,000
Other assets	1,304,000	1,609,000	1,611,000

Total Assets	$442,578,000	$392,723,000	$420,408,000

Liabilities:
Deposits:
Noninterest-bearing demand	$59,667,000	$56,008,000	$60,771,000
Interest-bearing demand	133,409,000	113,972,000	124,355,000
Savings	14,786,000	15,941,000	15,631,000
Time certificates, $100,000 and over	72,053,000	71,769,000	75,523,000
Other time certificates	62,735,000	72,643,000	67,912,000

Total deposits	342,650,000	330,333,000	344,192,000
Short-term funds borrowed	51,175,000	11,815,000	27,020,000
Long-term debt	11,307,000	14,290,000	11,499,000
Subordinated debentures	9,485,000	9,485,000	9,485,000
Accrued interest payable	801,000	491,000	672,000
Other liabilities	3,571,000	3,363,000	4,036,000

Total Liabilities	$418,989,000	$369,777,000	$396,904,000

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 14,067 shares,	—	—	—
Additional paid-in capital, preferred stock	3,620,000	3,670,000	3,620,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares	2,000	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000	11,282,000
Retained earnings	9,108,000	8,899,000	8,364,000
Accumulated other comprehensive income (loss)	(423,000)	(907,000)	236,000

Total Shareholders’ Equity	23,589,000	22,946,000	23,504,000

Total Liabilities and Shareholders’ Equity	$442,578,000	$392,723,000	$420,408,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$5,827,000	$5,078,000	$11,230,000	$10,216,000
Interest and dividends on investment securities available for sale
Taxable	561,000	385,000	1,084,000	793,000
Tax exempt	229,000	196,000	467,000	371,000
Dividends	52,000	39,000	101,000	83,000
Interest on federal funds sold and other	5,000	2,000	9,000	4,000

Total interest income	6,674,000	5,700,000	12,891,000	11,467,000

Interest Expense:
Interest on interest-bearing demand deposits	463,000	259,000	919,000	533,000
Interest on savings	18,000	8,000	37,000	17,000
Interest on time certificates of deposit	1,164,000	916,000	2,201,000	1,671,000
Interest on short-term borrowing	434,000	49,000	675,000	162,000
Interest on long-term debt	155,000	182,000	309,000	379,000
Interest on subordinated debentures	274,000	274,000	549,000	549,000

Total interest expense	2,508,000	1,688,000	4,690,000	3,311,000

Net Interest Income	4,166,000	4,012,000	8,201,000	8,156,000

Provision for loan losses	207,000	293,000	506,000	403,000

Net Interest Income after Provision for Loan Losses	3,959,000	3,719,000	7,695,000	7,753,000

Noninterest Income:
Service charges and customer service fees	580,000	614,000	1,115,000	1,199,000
Gain on sale of securities available for sale	—	—	370,000	207,000
Mortgage referral fees	109,000	177,000	194,000	285,000
Other	260,000	120,000	416,000	307,000

Total Noninterest Income	949,000	911,000	2,095,000	1,998,000

Noninterest Expense:
Salaries and employee benefits	2,627,000	2,333,000	5,033,000	4,570,000
Occupancy expense	421,000	419,000	834,000	846,000
Furniture and equipment	228,000	197,000	438,000	389,000
Data processing	205,000	202,000	415,000	401,000
Marketing	143,000	192,000	232,000	324,000
Printing and supplies	63,000	67,000	143,000	134,000
Loan and collection	72,000	106,000	194,000	217,000
ATM and Debit Card	94,000	83,000	177,000	192,000
Other real estate — Heritage Place	144,000	125,000	272,000	281,000
Loss on sale of OREO and other foreclosed assets	9,000	(65,000)	18,000	34,000
Other	578,000	612,000	1,026,000	1,087,000

Total Noninterest Expense	4,584,000	4,271,000	8,782,000	8,475,000

Income Before Income Taxes	324,000	359,000	1,008,000	1,276,000

Provision for income taxes	19,000	48,000	163,000	280,000

Net Income	$305,000	$311,000	$845,000	$996,000

Comprehensive Income (loss):
Change in unrealized gain (loss) on securities available for sale, net	446,000	(1,393,000)	(659,000)	(1,150,000)

Comprehensive Income (loss)	$751,000	($1,082,000)	$186,000	($154,000)

Average Common Shares Outstanding	1,887,369	1,887,369	1,887,369	1,887,369
Diluted Average Common Shares Outstanding	1,897,869	1,897,869	1,897,869	1,897,869
Per Share Data
Basic earnings	$0.13	$0.15	$0.39	$0.49
Diluted earnings	$0.13	$0.15	$0.39	$0.49
Dividends declared on common stock	$0.00	$0.00	$0.00	$0.00
See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss) , Net	Total

Balance, December 31, 2003	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Net income for the period	—	—	996,000	—	996,000
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	(1,150,000)	(1,150,000)
Dividends declared on 2000 Series B preferred stock	—	—	(72,000)	—	(72,000)

Balance June 30, 2004	$3,670,000	$11,284,000	$8,899,000	($907,000)	$22,946,000

Balance, December 31, 2004	$3,620,000	$11,284,000	$8,364,000	$236,000	$23,504,000
Net income for the period	—	—	845,000	—	845,000
Change in unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	(659,000)	(659,000)
Dividends declared on 2000 Series B preferred stock	—	—	(101,000)	—	(101,000)

Balance June 30, 2005	$3,620,000	$11,284,000	$9,108,000	($423,000)	$23,589,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
	2005	2004
	(unaudited)
Cash Flows from Operating Activities:
Net income	$845,000	$996,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,000	476,000
Net amortization of securities	145,000	165,000
(Gain) on available for sale securities, net	(370,000)	(207,000)
Provision for loan losses	506,000	403,000
Loss on sale of OREO and foreclosed assets	18,000	133,000
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(149,000)	84,000
Decrease (increase) in other assets	304,000	(127,000)
Increase (decrease) in accrued interest payable	129,000	(30,000)
(Decrease) in other liabilities	(465,000)	(367,000)

Net Cash Provided by Operating Activities	1,473,000	1,526,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	7,356,000	17,309,000
Proceeds from maturities, payments and calls of securities available-for-sale	4,877,000	3,164,000
Purchases of securities available-for-sale	(12,410,000)	(23,612,000)
Purchases of non-marketable securities	(312,000)	(584,000)
Net decrease (increase) in loans	(22,565,000)	3,003,000
(Purchases) of property and equipment	(348,000)	(452,000)
Proceeds from sale of other real estate owned	404,000	1,647,000
Proceeds from sale of foreclosed assets	34,000	509,000

Net Cash Provided by (Used in) Investing Activities	(22,964,000)	984,000

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,542,000)	26,820,000
Net increase (decrease) in short-term borrowings	24,155,000	(29,260,000)
Payments of principal on long-term debt	(192,000)	(2,691,000)
Dividends paid on 2000 Series B Preferred Stock	(101,000)	(72,000)

Net Cash Provided by (Used in) Financing Activities	22,320,000	(5,203,000)

Net increase (decrease) in cash and cash equivalents	829,000	(2,693,000)

Beginning	14,298,000	16,304,000

Ending	$15,127,000	$13,611,000

Supplemental Disclosure of Noncash and Financial Activities:
Other real estate acquired in settlement of loans	$822,000	$382,000

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$4,561,000	$3,341,000
Cash paid for income taxes	—	$380,000
See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements
Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. The balance sheet information for December 31, 2004, is derived from the Company’s audited financial statements for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Basic and diluted earnings per common share have been computed based on this method as of June 30, 2005 and 2004:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Numerator:
Net income	$305,000	$311,000	$845,000	$996,000
Less preferred stock dividends	53,000	36,000	101,000	72,000

Net income applicable to common stock	$252,000	$275,000	$744,000	$924,000

Denominator:
Average number of common shares outstanding used to calculate basic earnings per common share	1,887,000	1,887,000	1,887,000	1,887,000

Effect of dilutive convertible preferred stock	11,000	11,000	11,000	11,000

Average number of common shares used to calculate diluted earnings per common share	1,898,000	1,898,000	1,898,000	1,898,000

Basic and diluted earnings per common share	$0.13	$0.15	$0.39	$0.49

Dividends declared on common stock	$0.00	$0.00	$0.00	$0.00

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net interest income (FTE)	$4,314,000	$4,135,000	$8,502,000	$8,389,000
Provision for loan losses	(207,000)	(293,000)	(506,000)	(403,000)
Noninterest income	949,000	911,000	2,095,000	1,998,000
Noninterest expense	(4,584,000)	(4,271,000)	(8,782,000)	(8,475,000)
Provision for income taxes (FTE)	(167,000)	(171,000)	(464,000)	(513,000)

Net income	$305,000	$311,000	$845,000	$996,000

Average common shares outstanding	1,887,369	1,887,369	1,887,369	1,887,369
Diluted average common shares outstanding	1,897,869	1,897,869	1,897,869	1,897,869
Common shares outstanding at period end	1,887,369	1,887,369	1,887,369	1,887,369

As Reported:
Basic earnings per common share	$0.13	$0.15	$0.39	$0.49
Diluted earnings per common share	$0.13	$0.15	$0.39	$0.49
Return on assets (1)	0.28%	0.32%	0.39%	0.51%
Return on equity (1)	5.25%	5.34%	7.27%	8.51%
Net interest margin	4.39%	4.74%	4.41%	4.81%
Net loan charge-offs to average loans	0.00%	0.12%	0.13%	0.15%
Efficiency ratio (FTE)	87.10%	84.64%	82.87%	81.59%

Average Balances:
Total assets	$438,978,000	$392,125,000	$433,175,000	$392,630,000
Earning assets	394,569,000	350,976,000	388,967,000	350,918,000
Total loans	307,392,000	284,236,000	302,751,000	285,459,000
Total deposits	335,524,000	323,959,000	338,910,000	312,644,000
Shareholders’ equity	23,299,000	23,412,000	23,426,000	23,548,000

Balances at Period End:
Total assets			$442,578,000	$392,723,000
Earning assets			397,267,000	351,935,000
Total loans			311,264,000	281,759,000
Total deposits			342,650,000	330,333,000
Shareholders’ equity			23,589,000	22,946,000

Financial Ratios at Period End:
Allowance for loan losses to loans			1.18%	1.01%
Book value per common share *			$10.77	$10.66
Equity to assets			5.33%	5.84%
Regulatory total capital to risk-weighted assets			10.15%	10.97%

Dividends paid per common share			$0.00	$0.00

(1)	annualized

*	excludes accumulated other comprehensive income (loss)

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
Financial Condition
Total assets increased $22.2 million (5.3%) to $442.6 million as of June 30, 2005 from $420.4 million as of December 31, 2004. This increase was mainly due to total loans increasing $21.4 million (7.3%) to $312.5 million at June 30, 2005 from $291.1 million at December 31, 2004. The increase in loans is due in part to the economic recovery that Colorado is experiencing. Total liabilities increased $22.1 million (5.6%) to $419.0 million as of June 30, 2005 from $396.9 million as of December 31, 2004. This increase was composed of a $24.2 million (89.4%) increase in short term borrowings (all overnight borrowings) to $51.2 million from $27.0 million at December 31, 2004, offset in part by a decrease in deposits of $1.5 million (0.4%) to $342.7 million at June 30, 2005 as compared to $344.2 million at December 31, 2004.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net interest income (FTE)	$4,314,000	$4,135,000	$8,502,000	$8,389,000
Provision for loan losses	(207,000)	(293,000)	(506,000)	(403,000)
Noninterest income	949,000	911,000	2,095,000	1,998,000
Noninterest expense	(4,584,000)	(4,271,000)	(8,782,000)	(8,475,000)
Provision for income taxes (FTE)	(167,000)	(171,000)	(464,000)	(513,000)

Net income	$305,000	$311,000	$845,000	$996,000

Net income for the second quarter of 2005 was $6,000 (1.9%) less than for the second quarter of 2004. This change was composed of a $179,000 (4.3%) increase in net interest income (FTE), a $38,000 (4.2%) increase in noninterest income, a $313,000 (7.3%) increase in noninterest expense, an $86,000 (29.4%) decrease in provision for loan losses, and a $4,000 (2.3%) decrease in the provision for income taxes (FTE). The increase in net interest income (FTE) was due to a $43.6 million (12.4%) increase in the average balance of interest-earning assets and a 26 basis point increase in yield on interest-earning assets which was partially offset by a $41.9 million (13.4%) increase in interest-bearing liabilities and a 67 basis point increase in cost on interest-bearing liabilities. The $86,000 (29.4%) decrease in provision for loan losses was due to a $326,000 (97.7%) decrease in net charge offs during the second quarter of 2005 compared to second quarter of 2004. This was offset in part by an increase in the provision due to loan growth and increase in classified loans. The increase in noninterest income from the second quarter of 2004 was mainly due to a $140,000 (116.7%) increase in other income which was composed of $70,000 in fee income derived from a large development loan referred to a third-party investor and a $48,000 (107.2%) increase in investment division income over the same period in 2004. This was partially offset by a $68,000 (38.4%) decrease in mortgage referral fees and a $34,000 (5.5%) decrease in service charges and customer service fees. The increase in noninterest expense was mainly due to a $294,000 (12.6%) increase in salaries and employee benefits.
Net income for the six months ended June 30, 2005 was $151,000 (15.2%) less than the same period of 2004. This change was composed of an $113,000 (1.3%) increase in net interest income (FTE), a $97,000 (4.9%) increase in noninterest income, a $307,000 (3.6%) increase in noninterest expense, a $103,000 (25.6%) increase in provision for loan losses, and a $49,000 (9.6%) decrease in the provision for income taxes (FTE). The increase in net interest income (FTE) was due to a $38.0 million (10.8%) increase in the average balance of interest-earning assets and a 14 basis point increase in yield on interest-earning assets which was partially offset by a $34.5 million (11.0%) increase in interest-bearing liabilities and a 60 basis point increase in cost on interest-bearing liabilities. The $103,000 (25.6%) increase in provision for loan losses was due to increases in loan balances, stable loan quality and the maintenance of an adequate loan loss allowance. The increase in noninterest income was mainly due to a $163,000 (78.7%) increase in gain on sale of securities available for sale and $70,000 in referral fees on a large development loan which were partially offset by a $91,000 (31.9%) decrease in mortgage referral fees and an $84,000 (7.0%) decrease in service charges and customer service fees. The increase in noninterest expense was mainly due to a $463,000 (10.1%) increase in salaries and employee benefits which was partially offset by a $92,000 (28.4%) decrease in marketing expenses.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income	$6,674,000	$5,700,000	$12,891,000	$11,467,000
Interest expense	(2,508,000)	(1,688,000)	(4,690,000)	(3,311,000)
FTE adjustment	148,000	123,000	301,000	233,000

Net interest income (FTE)	4,314,000	$4,135,000	$8,502,000	$8,389,000

Average earning assets	$394,569,000	$350,976,000	$388,967,000	$350,918,000

Net interest margin (FTE)	4.39%	4.74%	4.41%	4.81%
Net interest income (FTE) during the second quarter of 2005 increased $179,000 (4.3%) to $4.3 million from $4.1 million in the same period in 2004. The $999,000 (17.2%) increase in interest income (FTE) was due to a $43.6 million (12.4%) increase in average balances of interest-earning assets to $394.6 million from $351.0 million and a 26 basis point increase in yield on interest-earning assets (6.93% from 6.67%). Interest expense increased $820,000 (48.6%) from the same period in 2004 and was due to a

$41.9 million (13.4%) increase in interest-bearing liabilities to $354.1 million from $312.2 million and a 67 basis point increase in cost on interest-bearing liabilities (from 2.17% to 2.84%).
Net interest income (FTE) during the first six months of 2005 increased $113,000 (1.3%) from the same period in 2004 to $8.5 million from $8.4 million. The $1.5 million (12.8%) increase in interest income (FTE) was due to a $38.0 million (10.8%) increase in average balances of interest-earning assets to $389.0 million from $351.0 million and a 14 basis point increase in yield on interest-earning assets (6.70% from 6.84%). Interest expense increased $1.4 million (41.6%) from the same period in 2004 and was due to a $34.5 million (11.0%) increase in interest-bearing liabilities to $348.2 million from $313.8 million and a 60 basis point increase in cost on interest-bearing liabilities (from 2.12% to 2.72%).
Interest Income
Interest income (FTE) for the second quarter of 2005 increased $999,000 (17.2%) from the second quarter of 2004. The change in interest-earning assets was made up of a $23.2 million (8.1%) increase in average loan balances to $307.4 million from $284.2 million, and a $20.5 million (31.0%) increase in average investment balances to $86.4 million from $65.9 million. The average rate received increased 26 basis points (from 6.67% to 6.93%) and is mainly due to the current interest rate environment.
Interest income (FTE) for the six months ended June 30, 2005 increased $1.5 million (12.8%) from the same period in of 2004. The change in interest-earning assets was made up of a $17.3 million (6.1%) increase in average loan balances to $302.8 million from $285.5 million, and a $20.8 million (32.1%) increase in average investment balances to $85.5 million from $64.7 million. The average rate received increased 14 basis points from 6.7% to 6.84% and is mainly due to the current interest rate environment.
Interest Expense
Interest expense increased $820,000 (48.6%) to $2.5 million in the second quarter of 2005 compared to $1.7 million in the quarter ended June 30, 2004. The average balance of interest-bearing liabilities increased $41.9 million (13.4%) to $354.1 million in the second quarter of 2005 compared to $312.2 million in the quarter ended June 30, 2004. This change in interest-bearing liabilities was mainly due to a $38.0 million (227.4%) increase in short-term borrowings. The average balance of long-term debt decreased $3.0 million (20.8%) to $11.4 million in the quarter ended June 30, 2005 compared to $14.4 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (2.84%) in the second quarter of 2005 is an increase of 67 basis points from the average rate paid for the second quarter of 2004 (2.17%) and is mainly due to the current interest rate environment.
Interest expense increased $1.4 million (41.6%) to $4.7 million in the six months ended June 30, 2005 compared to $3.3 million in the same period of 2004. The average balance of interest-bearing liabilities increased $34.5 million (11.0%) to $348.2 million in the six months ended June 30, 2005 compared to $313.8 million in the same period of 2004. The change in interest-bearing liabilities was mainly in short-term borrowings of $17.8 million (64.6%) and time certificates of deposits of $10.9 million (8.3%) for the six months ended June 30, 2005 as compared to the same period in 2004. The average balance of long-term debt decreased $3.8 million (24.8%) to $11.4 million in the six months ended June 30, 2005 compared to $15.2 million in the same period of 2004. The average rate paid for all categories of interest-bearing liabilities in the six months ended June 30, 2005 (2.72%) is an increase of 60 basis points in the average rate paid for the same period of 2004 (2.12%) and is mainly due to the current interest rate environment.

Net Interest Margin (FTE)
The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Yield on interest-earning assets	6.93%	6.67%	6.84%	6.70%
Rate paid on interest-bearing liabilities	2.84%	2.17%	2.72%	2.12%

Net interest spread	4.09%	4.50%	4.12%	4.58%
Impact of all other net noninterest-bearing funds	0.30%	0.24%	0.29%	0.23%

Net interest margin	4.39%	4.74%	4.41%	4.81%

Net interest margin in the second quarter of 2005 decreased 35 basis points compared to the second quarter of 2004. Average balances on short term borrowings increased $38.0 million (227.4%) to $54.7 million during the quarter ended June 30, 2005 compared to $16.7 million during the same period ended June 30, 2004 and the average cost of these funds increased 200 basis points to 3.18% from 1.18%. Average balances on interest-bearing demand deposits increased $8.3 million (7.3%) to $122.3 million compared to $114.0 million. The average cost of these funds increased 61 basis points to 1.52% from 0.91% while certificates of deposits average balances decreased $2.2 million to $141.0 million from $143.2 million with an average cost increase of 74 basis points from 2.57% to 3.31% during the quarter ended June 30, 2005 compared to the same period ended June 30, 2004. Average balances on loans increased $23.2 million (8.2%) during the second quarter ended June 30, 2005 compared to the second quarter ended June 30, 2004 and the average yield increased 42 basis points to 7.62% from 7.20% due in part to the change in the interest rate environment. Average balances on investment securities increased $20.5 million (31.0%) from the second quarter of 2004 to the second quarter of 2005 with an increase in average yield of 6 basis points (4.54% from 4.48%) in the same time period due in part to the change in the interest rate environment.
Net interest margin in the six months ended June 30, 2005 decreased 40 basis points compared to the six months ended June 30, 2004. Average balances on short term borrowings (mostly overnight borrowings) increased $17.8 million (64.6%) during the six months ended June 30, 2005 compared to the same period ended June 30, 2004 and the average cost of these funds increased 182 basis points to 3.00% from 1.18%. Average balances on interest-bearing demand deposits increased $8.4 million (7.2%) to $124.1 million from $115.7 million with the average cost of these funds increasing 56 basis points to 1.49% from 0.93% while certificates of deposit average balances increased $10.9 million (8.3%) to $142.7 million from $131.8 million with the average cost of these funds increasing 56 basis points to 3.11% from 2.55% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Average balances on loans increased $17.3 million (6.1%) during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and the average yield increased 29 basis points to 7.50% from 7.21% due in part to the change in the interest rate environment. Average balances on investment securities increased $20.8 million (32.1%) during the six months ended June 30, 2005 compared to the same period in 2004 with a decrease in average yield of 1 basis point (4.55% from 4.56%).
Summary of Average Balances, Yields/Rates and Interest Differential
The following table presents, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-

earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

	For the three months ended
	June 30, 2005			June 30, 2004
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$307,391	$5,840	7.62%	$284,236	$5,086	7.20%
Investment securities — taxable	61,679	613	3.99%	47,070	424	3.62%
Investment securities — nontaxable	24,725	364	5.90%	18,875	311	6.63%
Federal funds sold and due from banks (interest-bearing)	774	5	2.59%	795	2	1.01%

Total interest-earning assets	394,569	6,822	6.93%	350,976	5,823	6.67%
Other assets	44,409			41,149

Total assets	$438,978	$6,822		$392,125	$5,823

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$122,333	$463	1.52%	$114,046	$259	0.91%
Savings deposits	15,132	18	0.48%	14,331	8	0.22%
Time deposits	141,038	1,164	3.31%	143,259	916	2.57%
Other short-term borrowed funds	54,725	434	3.18%	16,713	49	1.18%
Long-term debt	11,375	155	5.47%	14,360	182	5.10%
Subordinated debentures	9,485	274	11.59%	9,485	274	11.62%

Total interest-bearing liabilities	$354,088	$2,508	2.84%	$312,194	$1,688	2.17%

Noninterest-bearing deposits	57,021			52,323
Other liabilities	4,570			4,196
Shareholders’ equity	23,299			23,412

Total liabilities and shareholders’ equity	$438,978			$392,125

Net interest spread(1)			4.09%			4.50%
Net interest income and interest margin (2)		$4,314	4.39%		$4,135	4.74%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

	For the six months ended
	June 30, 2005			June 30, 2004
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$302,751	$11,256	7.50%	$285,459	$10,231	7.21%
Investment securities — taxable	60,318	1,185	3.96%	47,083	876	3.74%
Investment securities — nontaxable	25,125	742	5.96%	17,578	589	6.74%
Federal funds sold and due from banks (interest-bearing)	773	9	2.35%	798	4	1.01%

Total interest-earning assets	388,967	13,192	6.84%	350,918	11,700	6.70%
Other assets	44,208			41,712

Total assets	$433,175	$13,192		$392,630	$11,700

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$124,080	$919	1.49%	$115,705	$533	0.93%
Savings deposits	15,192	37	0.49%	14,085	17	0.24%
Time deposits	142,728	2,201	3.11%	131,787	1,671	2.55%
Other short-term borrowed funds	45,328	675	3.00%	27,529	162	1.18%
Long-term debt	11,433	309	5.45%	15,199	379	5.01%
Subordinated debentures	9,485	549	11.67%	9,485	549	11.64%

Total interest-bearing liabilities	$348,246	$4,690	2.72%	$313,790	$3,311	2.12%

Noninterest-bearing deposits	56,911			51,067
Other liabilities	4,592			4,225
Shareholders’ equity	23,426			23,548

Total liabilities and shareholders’ equity	$433,175			$392,630

Net interest spread(1)			4.12%			4.58%
Net interest income and interest margin(2)		$8,502	4.41%		$8,389	4.81%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.
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

	Three months ended June 30, 2005
	compared with three months
	ended June 30, 2004
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$414,000	$340,000	$754,000
Investments — taxable	132,000	57,000	189,000
Investments — nontaxable	96,000	(43,000)	53,000
Federal funds sold	—	3,000	3,000

Total interest-earning assets	642,000	357,000	999,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	19,000	185,000	204,000
Savings deposits	—	10,000	10,000
Time deposits	(14,000)	262,000	248,000
Other short term borrowings	111,000	274,000	385,000
Long-term debt	(38,000)	11,000	(27,000)
Subordinated debentures	—	—	—

Total interest-bearing liabilities	78,000	742,000	820,000

Increase (decrease) in net interest income	$564,000	($385,000)	$179,000

	Six months ended June 30, 2005
	compared with six months
	ended June 30, 2004
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$620,000	$405,000	$1,025,000
Investments — taxable	246,000	63,000	309,000
Investments — nontaxable	253,000	(100,000)	153,000
Federal funds sold	—	5,000	5,000

Total interest-earning assets	1,119,000	373,000	1,492,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	39,000	347,000	386,000
Savings deposits	1,000	19,000	20,000
Time deposits	139,000	391,000	530,000
Other short term borrowings	105,000	408,000	513,000
Long-term debt	(94,000)	24,000	(70,000)
Subordinated debentures	—	—	—

Total interest-bearing liabilities	190,000	1,189,000	1,379,000

Increase (decrease) in net interest income	$929,000	($816,000)	$113,000

Provision for Loan Losses
The Company provided $207,000 for loan losses in the second quarter of 2005 versus $293,000 in the second quarter of 2004. During the second quarter of 2005, the Company recorded $8,000 of net loan charge offs versus $334,000 of net loan charge offs in the second quarter of 2004. The decrease of $86,000 (29.4%) in the provision for loan losses was due to a combination of a $326,000 (97.7%)

decrease in net charge offs. This was offset in part by an increase in the provision due to loan growth and changes in classified loans. The ratio of the allowance for loan losses to total loans was 1.18% at June 30, 2005 and 1.01% at June 30, 2004.
The Company provided $506,000 for loan losses during the six months ended June 30, 2005 versus $403,000 during the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company recorded $398,000 of net loan charge offs versus $426,000 of net loan charge offs in the prior year six-month period. The increase of $103,000 (25.6%) in the provision for loan losses was due to an increase in loan balances in order to maintain an adequate allowance for loan losses.
Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Service charges on deposit accounts	$580,000	$614,000	$1,115,000	$1,199,000
Gain on sale of investments	—	—	370,000	207,000
Mortgage referral fees	109,000	177,000	194,000	285,000
Other noninterest income	260,000	120,000	416,000	307,000

Total noninterest income	$949,000	$911,000	$2,095,000	$1,998,000

Noninterest income for the second quarter of 2005 increased $38,000 (4.2%) to $949,000 from $911,000 in the year-ago quarter. The increase in noninterest income from the year-ago quarter was due to a $140,000 (116.7%) increase in other income which was composed of $70,000 in referral fees from a large development loan and a $48,000 (107.2%) increase in investment division income over the same period in 2004. This was partially offset by a $68,000 (38.4%) decrease in mortgage referral fees and a $34,000 (5.5%) decrease in service charges and customer service fees. The main factor that contributed to the decrease in service charges was a higher earnings crediting rate on nonpersonal accounts due to the increase in short-term interest rates. Mortgage referral fees decreased due to a slower mortgage market.
Noninterest income for the six months ended June 30, 2005 increased $97,000 (4.9%) to $2.1 million from $2.0 million in the same period in 2004. The increase in noninterest income from the year-ago period was due to a $163,000 (78.7%) increase in gain on the sale of investment securities to $370,000 and a $109,000 (35.5%) increase in other income which was mainly due to $70,000 in referral fees from a large development loan. This was partially offset by a $91,000 (31.9%) decrease in mortgage referral fees and an $84,000 (7.0%) decrease in service charges and customer service fees which were due to the same factors as discussed in the previous paragraph.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Salaries and employee benefits	$2,627,000	$2,333,000	$5,033,000	$4,570,000
Occupancy	421,000	419,000	834,000	846,000
Furniture and Equipment	228,000	197,000	438,000	389,000
Data processing	205,000	202,000	415,000	401,000
Advertising and marketing	143,000	192,000	232,000	324,000
Printing and supplies	63,000	67,000	143,000	134,000
Loan and collection	72,000	106,000	194,000	217,000
ATM and Debit Card	94,000	83,000	177,000	192,000
Other real estate- Heritage Place	144,000	125,000	272,000	281,000
Net loss (gain) on sale of OREO and other foreclosed assets	9,000	(65,000)	18,000	34,000
Other	578,000	612,000	1,026,000	1,087,000

Total	$4,584,000	$4,271,000	$8,782,000	$8,475,000

Average full time equivalent staff	164	152	164	153
Noninterest expense to revenue (FTE)	87.10%	84.64%	82.87%	81.59%
Noninterest expense for the second quarter of 2005 increased $313,000 (7.3%) to $4.6 million from $4.3 million in the second quarter of 2004. The increase in noninterest expense was mainly due to a $294,000 (12.6%) increase in salaries and employee benefits. The salaries and employee benefits increase was due to additions in staff for the new Firestone branch and the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Furniture and equipment increased $31,000 (15.7%) which is mainly due to the depreciation of furniture and equipment at the new Firestone branch and upgrading computer equipment at other locations. Advertising and marketing expenses decreased $49,000 (25.5%) and loan and collection decreased $34,000 (32.1%). These were offset by an increase of $74,000 (113.8%) in net loss (gain) on sale of OREO and other foreclosed assets.
Noninterest expense for the six months ended June 30, 2005 increased $307,000 (3.6%) to $8.8 million from $8.5 million during the six months ended June 30, 2004. The increase in noninterest expense was mainly due to a $463,000 (10.1%) increase in salaries and employee benefits. The salaries and employee benefits increase was due to additions in staff for the new Firestone branch and the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Furniture and equipment increased $49,000 (12.6%) which is mainly due to the depreciation of furniture and equipment at the new Firestone branch and upgrading computer equipment at other locations. Advertising and marketing expenses decreased $92,000 (28.4%) and loan and collection decreased $23,000 (10.6%).
Provision for Income Tax
The effective tax rate for the three months ended June 30, 2005 was 5.86% and reflects a decrease from 13.37% for the three months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 16.17% and reflects a decrease from 21.94% for the six months ended June 30, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.

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
Classified assets, net of guarantees of the U.S. Government including agencies and government-sponsored agencies, at June 30, 2005, increased $4.8 million (34.3%) to $18.8 million from $14.0 million at December 31, 2004. This increase was mainly composed of two commercial loans. Allowance for loan losses to classified loans was 19.5% as of June 30, 2005 and 25.4% as of December 31, 2004.
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
Interest income on nonaccrual loans which would have been recognized during the six months ended June 30, 2005 if all such loans had been current in accordance with their original terms totaled $156,000. Interest income actually recognized on these loans during the six months ended June 30, 2005 was $2,000.
The Company’s policy is to place loans 90 days or more past due on nonaccrual status. In some instances when a loan is 90 days past due, management does not place it on nonaccrual status because the loan is well-secured and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. Loans where the collateral has been repossessed are classified as OREO or, if the collateral is personal property, the loan is classified as other assets on the Company’s financial statements.
Management considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.
As shown in the following table, total nonperforming assets increased $404,000 (6.2%) to $6.9 million during the first six months of 2005. Nonperforming assets net of guarantees represent 1.4% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At June 30, 2005	At June 30, 2004	At December 31, 2004
	(unaudited)
	(dollars in thousands)
Performing nonaccrual loans	$1,958	$316	$2,126
Nonperforming, nonaccrual loans	2,231	652	2,174

Total nonaccrual loans	4,189	968	4,300
Loans 90 days past due and still accruing	119	103	90

Total nonperforming loans	4,308	1,071	4,390

Other real estate owned, excluding Heritage Place	2,596	249	2,131
Foreclosed assets	26	63	5

Total nonperforming assets	$6,930	$1,383	$6,526

Nonperforming loans to total loans	1.4%	0.4%	1.5%
Allowance for loan losses/nonperforming loans	85.0%	266.0%	80.9%
Nonperforming assets to total assets	1.6%	0.4%	1.6%
Allowance for loan losses to nonperforming assets	52.8%	206.0%	54.4%
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
Based on the current conditions of the loan portfolio, management believes that the $3,661,000 allowance for loan losses at June 30, 2005 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$3,461	$2,890	$3,553	$2,872
Loan loss provision	207	293	506	403
Loans charged off	(183)	(384)	(586)	(492)
Recoveries of previously charged-off loans	176	50	188	66

Net (charge-offs) recoveries	(7)	(334)	(398)	(426)

Balance, end of period	$3,661	$2,849	$3,661	$2,849

Allowance for loan losses/loans outstanding			1.18%	1.01%
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $23.6 million at June 30, 2005. This amount represents an increase of $85,000 (0.4%) from December 31, 2004. The change is the result of net income of $845,000, a $659,000 (279.2%) decrease in the net market value of available-for-sale securities, and the 2000 Series B preferred stock dividend (paid quarterly) totaling $101,000 paid year to date.

The following summarizes the regulatory capital ratios for the periods indicated:

					To Be Well
			At	Minimum	Capitalized Under
	At June 30,		December 31,	Regulatory	Prompt Corrective
	2005	2004	2004	Requirement	Action Provisions
Tier I Capital (to risk-weighted assets)
Consolidated	7.6%	8.2%	7.7%
Bank	9.1%	9.9%	9.4%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	10.2%	11.0%	10.5%
Bank	10.1%	10.8%	10.5%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.2%	6.8%	6.3%
Bank	7.5%	8.2%	7.7%	4.0%	5.0%
Off-Balance Sheet Items
The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps or options. Loan commitments increased $5.6 million (9.2%) to $66.5 million at June 30, 2005, from $60.9 million at December 31, 2004. The commitments represented 21.3% and 20.9% of the total loans outstanding at June 30, 2005 and at December 31, 2004, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of June 30, 2005:

	Payment due by period
		Less than	1-3	3-5	More than
	Total	one year	years	years	5 years
	(dollars in thousands)
Long-term debt	$11,307	$2,265	$2,600	$1,397	$5,045
Operating lease obligations	3,359	786	1,489	1,066	18
Other long-term liabilities:
Subordinated debentures	9,485	0	0	0	9,485

Total contractual obligations	$24,151	$3,051	$4,089	$2,463	$14,548
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
At June 30, 2005, the results of the simulations noted above indicate that the balance sheet is liability sensitive (earnings decrease when interest rates rise). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
At June 30, 2005 and 2004, the Company had no derivative financial instruments.
Liquidity
The Company’s principal source of asset liquidity is cash and amounts due from banks, and marketable investment securities available-for-sale. At June 30, 2005, cash and due from banks, federal funds sold and investment securities available-for-sale totaled $95.3 million, representing an increase of $184,000 or 0.2% from December 31, 2004, and an increase of $17.7 million or 22.9% from June 30, 2004. The

Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2005 generated cash flows from operations of $1,473,000 compared to $1,526,000 during the first six months of 2004. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $12.2 million during the six months ended June 30, 2005 compared to $20.5 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company invested $12.4 million in securities and experienced $22.6 million in net loan growth, compared to $23.6 million and $3.0 million used to purchase investments and net loan decreases, respectively, during the first six months of 2004. These changes in investment and loan balances contributed to net cash used in investing activities of $23.0 million during the six months ended June 30, 2005, compared to net cash provided by investing activities of $1.0 million during the six months ended June 30, 2004. Financing activities provided net cash of $22.3 million during the six months ended June 30, 2005, compared to net cash used by financing activities of $5.2 million during the six months ended June 30, 2004. Decreases in deposit balances accounted for $1.5 million of financing uses of funds during the six months ended June 30, 2005, compared to deposit balance increases that accounted for $26.8 million of the funds provided by financing activities during the six months ended June 30, 2004. Increases in short-term borrowings accounted for $24.2 million of the funds provided by financing activities for the six months ended June 30, 2005 compared to decreases in short-term borrowings which accounted for $29.3 million of financing uses of funds during the six months ended June 30, 2004. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 4. Controls and Procedures
The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of June 30, 2005, the Bank had capitalized total costs of $9,953,000 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $272,000 for the six months ended June 30, 2005, largely related to holding the property. Of this amount, $63,000 was accrued for real estate taxes and $175,000 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an opinion letter from an independent certified general appraiser dated March 7, 2005, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.
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
In August 2005, the Bank purchased two developed commercial lots on a major traffic arterial located in Longmont, Colorado for $1,500,000. The Bank intends to build a new branch on this property with an anticipated opening date in the second half of 2006.

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

FRONT RANGE CAPITAL CORPORATION
(Registrant)

Date: August 12, 2005	By:	/s/ William A. Mitchell, Jr.

William A. Mitchell, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Alice M. Voss

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