Form 10-Q
period 2005-09-30
FRONT RANGE CAPITAL CORP
filed 2005-11-14
CIK 813964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2005	Commission file number 333-40028
Front Range Capital Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-0970160

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

390 Interlocken Crescent Suite 600, Broomfield, Colorado	80021

(Address of principal executive offices)	(Zip code)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Title of Class: Common stock, Class A Voting, $0.001 par value
Outstanding shares as of November 10, 2005, were 1,849,264
Title of Class: Common stock, Class B Non-voting, $0.001 par value
Outstanding shares as of November 10, 2005, were 38,105

Page
FORWARD-LOOKING STATEMENTS	1

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	27

SIGNATURES	28
Form of Indenture
Form of Amended and Restated Declaration of Trust
Form of Guarantee Agreement
Form of Placement Agreement
Certificate of Trust
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	At September 30,		At December 31,
	2005	2004	2004

Assets:
Cash and due from banks	$14,971,000	$12,860,000	$14,298,000
Investment securities available for sale	82,654,000	71,433,000	80,806,000
Nonmarketable securities	4,652,000	4,050,000	4,084,000
Loans
Real estate-construction	79,182,000	59,862,000	59,520,000
Real estate-commercial	148,402,000	143,205,000	142,256,000
Real estate-residential	52,542,000	52,045,000	50,462,000
Commercial	38,170,000	33,943,000	32,409,000
Consumer	6,690,000	6,560,000	6,501,000

Total loans	324,986,000	295,615,000	291,148,000
Less unearned income	(1,201,000)	(1,209,000)	(1,109,000)

Loans, net of unearned income	323,785,000	294,406,000	290,039,000

Allowance for loan losses	(3,447,000)	(2,918,000)	(3,553,000)

Loans, net of allowance for loan losses	320,338,000	291,488,000	286,486,000
Premises and equipment, net	12,266,000	10,281,000	10,963,000
Cash value of life insurance	8,392,000	8,226,000	8,297,000
Other real estate owned	8,593,000	8,859,000	10,302,000
Accrued interest receivable	1,988,000	1,602,000	1,347,000
Deferred income taxes	2,876,000	1,729,000	2,214,000
Other assets	1,279,000	1,694,000	1,611,000

Total Assets	$458,009,000	$412,222,000	$420,408,000

Liabilities:
Deposits:
Noninterest-bearing demand	$63,365,000	$58,313,000	$60,771,000
Interest-bearing demand	130,863,000	119,997,000	124,355,000
Savings	15,343,000	15,533,000	15,631,000
Time certificates, $100,000 and over	70,490,000	70,269,000	75,523,000
Other time certificates	60,767,000	77,199,000	67,912,000

Total deposits	340,828,000	341,311,000	344,192,000
Short-term funds borrowed	61,960,000	21,385,000	27,020,000
Securities sold under agreement to repurchase (REPOs)	7,375,000	—	—
Long-term debt	9,989,000	11,671,000	11,499,000
Subordinated debentures	9,485,000	9,485,000	9,485,000
Accrued interest payable	880,000	592,000	672,000
Other liabilities	4,036,000	3,804,000	4,036,000

Total Liabilities	$434,553,000	$388,248,000	$396,904,000

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 14,067 shares,	—	—	—
Additional paid-in capital, preferred stock	3,620,000	3,646,000	3,620,000
Common stock, Class A (voting) and Class B (non-voting), $.001 par value; authorized 200,000,000 shares, issued and outstanding 1,887,369 shares	2,000	2,000	2,000
Additional paid-in capital, common stock	11,282,000	11,282,000	11,282,000
Retained earnings	9,173,000	8,674,000	8,364,000
Accumulated other comprehensive income (loss)	(621,000)	370,000	236,000

Total Shareholders’ Equity	23,456,000	23,974,000	23,504,000

Total Liabilities and Shareholders’ Equity	$458,009,000	$412,222,000	$420,408,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$6,342,000	$5,242,000	$17,572,000	$15,458,000
Interest and dividends on investment securities available for sale
Taxable	584,000	422,000	1,668,000	1,215,000
Tax exempt	223,000	229,000	690,000	600,000
Dividends	58,000	47,000	159,000	130,000
Interest on federal funds sold and other	6,000	2,000	15,000	6,000

Total interest income	7,213,000	5,942,000	20,104,000	17,409,000

Interest Expense:
Interest on interest-bearing demand deposits	579,000	326,000	1,498,000	859,000
Interest on savings	24,000	10,000	61,000	27,000
Interest on time certificates of deposit	1,254,000	978,000	3,455,000	2,649,000
Interest on short-term borrowing	592,000	65,000	1,267,000	227,000
Interest on long-term debt	146,000	175,000	455,000	554,000
Interest on subordinated debentures	275,000	275,000	824,000	824,000

Total interest expense	2,870,000	1,829,000	7,560,000	5,140,000

Net Interest Income	4,343,000	4,113,000	12,544,000	12,269,000

Provision for loan losses	325,000	644,000	831,000	1,047,000

Net Interest Income after Provision for Loan Losses	4,018,000	3,469,000	11,713,000	11,222,000

Noninterest Income:
Service charges and customer service fees	636,000	589,000	1,751,000	1,788,000
Gain on sale of securities available for sale	—	10,000	370,000	217,000
Mortgage referral fees	101,000	113,000	295,000	398,000
Other	123,000	317,000	539,000	624,000

Total Noninterest Income	860,000	1,029,000	2,955,000	3,027,000

Noninterest Expense:
Salaries and employee benefits	2,607,000	2,383,000	7,640,000	6,953,000
Occupancy expense	440,000	390,000	1,274,000	1,236,000
Furniture and equipment	239,000	205,000	677,000	594,000
Data processing	199,000	206,000	614,000	607,000
Marketing	136,000	123,000	368,000	447,000
Printing and supplies	62,000	74,000	205,000	208,000
Loan and collection	71,000	59,000	265,000	276,000
ATM and Debit Card	97,000	80,000	274,000	272,000
Other real estate — Heritage Place	124,000	127,000	396,000	408,000
Loss (gain) on sale of OREO and other foreclosed assets	205,000	(74,000)	223,000	(40,000)
Other	673,000	567,000	1,699,000	1,654,000

Total Noninterest Expense	4,853,000	4,140,000	13,635,000	12,615,000

Income Before Income Taxes	25,000	358,000	1,033,000	1,634,000

Provision (benefit) for income taxes	(96,000)	30,000	67,000	310,000

Net Income	$121,000	$328,000	$966,000	$1,324,000

Comprehensive Income (loss):
Change in unrealized gain (loss) on securities available for sale, net	(197,000)	1,277,000	(857,000)	127,000

Comprehensive Income (loss)	$(76,000)	$1,605,000	$109,000	$1,451,000

Average Common Shares Outstanding	1,887,369	1,887,369	1,887,369	1,887,369
Diluted Average Common Shares Outstanding	1,897,869	1,897,869	1,897,869	1,897,869
Per Share Data
Basic earnings	$0.03	$0.15	$0.43	$0.64
Diluted earnings	$0.03	$0.15	$0.43	$0.64
Dividends declared on common stock	$0.00	$0.27	$0.00	$0.27
See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss), Net	Total

Balance, December 31, 2003	$3,670,000	$11,284,000	$7,975,000	$243,000	$23,172,000
Redemption of Preferred Stock	(24,000)				(24,000)
Net income for the period	—	—	1,324,000	—	1,324,000
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	127,000	127,000
Dividends declared on 2000 Series B Preferred Stock	—	—	(112,000)	—	(112,000)

Dividends declared on 1987 Series A Preferred Stock, 1988 Preferred Stock and Common Stock			(513,000)		(513,000)

Balance September 30, 2004	$3,646,000	$11,284,000	$8,674,000	$370,000	$23,974,000

Balance, December 31, 2004	$3,620,000	$11,284,000	$8,364,000	$236,000	$23,504,000
Net income for the period	—	—	966,000	—	966,000
Change in unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	(857,000)	(857,000)
Dividends declared on 2000 Series B Preferred Stock	—	—	(157,000)	—	(157,000)

Balance September 30, 2005	$3,620,000	$11,284,000	$9,173,000	($621,000)	$23,456,000

See accompanying notes to unaudited consolidated financial statements

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2005	2004
	(unaudited)
Cash Flows from Operating Activities:
Net income	$966,000	$1,324,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	777,000	719,000
Net amortization of securities	224,000	239,000
(Gain) on available for sale securities, net	(370,000)	(217,000)
Provision for loan losses	831,000	1,047,000
Loss (gain) on sale of OREO and foreclosed assets	223,000	(40,000)
Net change in assets and liabilities:
(Increase) in accrued interest receivable	(641,000)	(276,000)
Decrease (increase) in other assets	385,000	(260,000)
Increase in accrued interest payable	208,000	71,000
Increase (decrease) in other liabilities	(158,000)	74,000

Net Cash Provided by Operating Activities	2,445,000	2,681,000

Cash Flows from Investing Activities:
Proceeds from sale of securities available-for-sale	7,356,000	19,056,000
Proceeds from maturities, payments and calls of securities available-for-sale	7,956,000	4,542,000
Purchases of securities available-for-sale	(18,375,000)	(32,261,000)
Purchases of non-marketable securities	(568,000)	(615,000)
Net (increase) in loans	(35,628,000)	(10,949,000)
(Purchases) of property and equipment	(2,080,000)	(645,000)
Proceeds from sale of other real estate owned	2,232,000	1,984,000
Proceeds from sale of foreclosed assets	51,000	604,000

Net Cash Used in Investing Activities	(39,056,000)	(18,284,000)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(3,364,000)	37,798,000
Net increase (decrease) in short-term borrowings	42,315,000	(19,690,000)
Payments of principal on long-term debt	(1,510,000)	(5,310,000)
Redemption of Perpetual Preferred Stock	—	(24,000)
Dividends paid on 2000 Series B Preferred Stock	(157,000)	(112,000)
Dividends paid on 1987 Series A Preferred Stock, 1988 Series A Preferred Stock and Common Stock	—	(513,000)

Net Cash Provided by Financing Activities	37,284,000	12,149,000

Net increase (decrease) in cash and cash equivalents	673,000	(3,444,000)

Beginning	14,298,000	16,304,000

Ending	$14,971,000	$12,860,000

Supplemental Disclosure of Noncash and Financial Activities:
Other real estate acquired in settlement of loans	$890,000	$1,070,000

Supplemental Disclosure of Cash Flow information:
Cash paid for interest expense	$7,352,000	$5,069,000
Cash paid for income taxes	$70,000	$380,000
See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements
Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. The balance sheet information for December 31, 2004, is derived from the Company’s audited financial statements for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Basic and diluted earnings per common share have been computed based on this method as of September 30, 2005 and 2004:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Numerator:
Net income	$121,000	$328,000	$966,000	$1,324,000
Less preferred stock dividends	58,000	40,000	157,000	112,000

Net income applicable to common stock	$63,000	$288,000	$809,000	$1,212,000

Denominator:
Average number of common shares outstanding used to calculate basic earnings per common share	1,887,000	1,887,000	1,887,000	1,887,000

Effect of dilutive convertible preferred stock	11,000	11,000	11,000	11,000

Average number of common shares used to calculate diluted earnings per common share	1,898,000	1,898,000	1,898,000	1,898,000

Basic and diluted earnings per common share	$0.03	$0.15	$0.43	$0.64

Dividends declared on common stock	$0.00	$0.27	$0.00	$0.27

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

FRONT RANGE CAPITAL CORPORATION AND SUBSIDIARIES
Financial Summary
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net interest income (FTE)	$4,486,000	$4,257,000	$12,988,000	$12,646,000
Provision for loan losses	(325,000)	(644,000)	(831,000)	(1,047,000)
Noninterest income	860,000	1,029,000	2,955,000	3,027,000
Noninterest expense	(4,853,000)	(4,140,000)	(13,635,000)	(12,615,000)
Provision for income taxes (FTE)	(47,000)	(174,000)	(511,000)	(687,000)

Net income	$121,000	$328,000	$966,000	$1,324,000

Average common shares outstanding	1,887,369	1,887,369	1,887,369	1,887,369
Diluted average common shares outstanding	1,897,869	1,897,869	1,897,869	1,897,869
Common shares outstanding at period end	1,887,369	1,887,369	1,887,369	1,887,369

As Reported:
Basic earnings per common share	$0.03	$0.15	$0.43	$0.64
Diluted earnings per common share	$0.03	$0.15	$0.43	$0.64
Return on assets (1)	0.11%	0.32%	0.29%	0.45%
Return on equity (1)	2.04%	5.34%	5.51%	7.54%
Net interest margin	4.35%	4.68%	4.39%	4.77%
Net loan charge-offs to average loans	0.17%	0.20%	0.30%	0.35%
Efficiency ratio (FTE)	90.78%	78.32%	85.52%	80.49%

Average Balances:
Total assets	$454,447,000	$402,553,000	$440,343,000	$395,962,000
Earning assets	409,641,000	361,577,000	395,935,000	354,497,000
Total loans	320,154,000	287,532,000	308,616,000	286,826,000
Total deposits	340,529,000	337,325,000	339,456,000	320,931,000
Shareholders’ equity	23,488,000	23,290,000	23,447,000	23,461,000

Balances at Period End:
Total assets			$458,009,000	$412,222,000
Earning assets			412,847,000	354,235,000
Total loans			323,785,000	294,406,000
Total deposits			340,828,000	341,311,000
Shareholders’ equity			23,456,000	23,974,000

Financial Ratios at Period End:
Allowance for loan losses to loans			1.06%	0.99%
Book value per common share *			$10.81	$10.53
Equity to assets			5.12%	5.82%
Regulatory total capital to risk-weighted assets			9.77%	10.48%

Dividends paid per common share			$0.00	$0.27

(1)	annualized

*	excludes accumulated other comprehensive income (loss)

(FTE)	= fully tax equivalent

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
Financial Condition
Total assets increased $37.6 million (8.9%) to $458.0 million as of September 30, 2005 from $420.4 million as of December 31, 2004. This increase was mainly due to total loans increasing $33.9 million (11.6%) to $325.0 million at September 30, 2005 from $291.1 million at December 31, 2004. The increase in loans is due in part to the economic recovery that Colorado is experiencing. Total liabilities increased $37.7 million (9.5%) to $434.6 million as of September 30, 2005 from $396.9 million as of December 31, 2004. This increase was composed of a $42.3 million (156.6%) increase in short term borrowings and securities sold under agreement to repurchase (all overnight borrowings) to $69.3 million from $27.0 million at December 31, 2004, offset in part by a decrease in deposits of $3.4 million (1.0%) to $340.8 million at September 30, 2005 as compared to $344.2 million at December 31, 2004. Interest-bearing demand deposits increased $6.5 million (5.23%) to $130.9 million at September 30, 2005 compared to $124.4 million at December 31, 2004. The majority of this increase was due to an increase in public funds. Time deposits decreased $12.1 million (8.5%) to $131.3 million at September 30, 2005 as compared to $143.4 million at December 31, 2004 which was primarily due to a decrease in State of Colorado deposits.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net interest income (FTE)	$4,486,000	$4,257,000	$12,988,000	$12,646,000
Provision for loan losses	(325,000)	(644,000)	(831,000)	(1,047,000)
Noninterest income	860,000	1,029,000	2,955,000	3,027,000
Noninterest expense	(4,853,000)	(4,140,000)	(13,635,000)	(12,615,000)
Provision for income taxes (FTE)	(47,000)	(174,000)	(511,000)	(687,000)

Net income	$121,000	$328,000	$966,000	$1,324,000

Net income for the third quarter of 2005 was $207,000 (63.1%) less than for the third quarter of 2004. This change was composed of a $229,000 (5.4%) increase in net interest income (FTE), a $169,000 (16.4%) decrease in noninterest income, a $713,000 (17.2%) increase in noninterest expense, a $319,000 (49.5%) decrease in provision for loan losses, and a $127,000 (73.0%) decrease in the provision for income taxes (FTE). The increase in net interest income (FTE) was due to a $48.1 million (13.3%) increase in the average balance of interest-earning assets and a 42 basis point increase in yield on interest-earning assets which was partially offset by a $44.6 million (13.8%) increase in interest-bearing liabilities and an 84 basis point increase in cost on interest-bearing liabilities. The $319,000 (49.5%) decrease in provision for loan losses was primarily due to a reduction in the specific reserve on classified loans for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This decrease was offset in part by an increase in the provision due to loan growth. The decrease in non-interest income from the third quarter of 2004 was mainly due to a $194,000 (61.2%) decrease in other income which was primarily due to an $187,000 gain on the sale of bank real estate in 2004. This was partially offset by a $47,000 (8.0%) increase in service charges and customer service fees. The increase in noninterest expense was mainly due to a $224,000 (9.4%) increase in salaries and employee benefits and a $279,000 (377.0%) increase in net loss on sale of OREO and other foreclosed assets.
Net income for the nine months ended September 30, 2005 was $358,000 (27.0%) less than the same period of 2004. This change was composed of a $342,000 (2.7%) increase in net interest income (FTE), a $72,000 (2.4%) decrease in noninterest income, a $1.1 million (8.1%) increase in noninterest expense, a $216,000 (20.6%) decrease in provision for loan losses, and a $176,000 (25.6%) decrease in the provision for income taxes (FTE). The increase in net interest income (FTE) was due to a $41.4 million (11.7%) increase in the average balance of interest-earning assets and a 24 basis point increase in yield on interest-earning assets which was partially offset by a $37.9 million (12.0%) increase in interest-bearing liabilities and a 68 basis point increase in cost on interest-bearing liabilities. The $216,000 (20.6%) decrease in provision for loan losses was due to stable loan quality and a reduction in specific reserve on classified loans for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was partially offset by increases in loan balances. The decrease in noninterest income was mainly due to a $153,000 (70.5%) increase in gain on sale of securities available for sale and $70,000 in referral fees on a large development loan which were partially offset by a $103,000 (25.8%) decrease in mortgage referral fees and a $37,000 (2.1%) decrease in service charges and customer service fees. The increase in noninterest expense was mainly due to a $687,000 (9.9%) increase in salaries and employee benefits and a $263,000 (657.5%) increase in net loss on sale of OREO and other foreclosed assets.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest income	$7,213,000	$5,942,000	$20,104,000	$17,409,000
Interest expense	(2,870,000)	(1,829,000)	(7,560,000)	(5,140,000)
FTE adjustment	143,000	144,000	444,000	377,000

Net interest income (FTE)	$4,486,000	$4,257,000	$12,988,000	$12,646,000

Average earning assets	$409,641,000	$361,577,000	$395,934,000	$354,497,000

Net interest margin (FTE)	4.35%	4.68%	4.39%	4.77%

Net interest income (FTE) during the third quarter of 2005 increased $229,000 (5.4%) to $4.5 million from $4.3 million in the same period in 2004. The $1.3 million (20.9%) increase in interest income (FTE) was due to a $48.1 million (13.3%) increase in average balances of interest-earning assets to $409.6 million from $361.6 million and a 42 basis point increase in yield on interest-earning assets (7.12% from 6.70%). Interest expense increased $1.0 million (56.9%) from the same period in 2004 and was due to a $44.6 million (13.8%) increase in interest-bearing liabilities to $367.2 million from $322.6 million and an 84 basis point increase in cost on interest-bearing liabilities (from 3.10% to 2.26%).
Net interest income (FTE) during the first nine months of 2005 increased $342,000 (2.7%) from the same period in 2004 to $13.0 million from $12.6 million. The $2.8 million (15.5%) increase in interest income (FTE) was due to a $41.4 million (11.7%) increase in average balances of interest-earning assets to $395.9 million from $354.5 million and a 24 basis point increase in yield on interest-earning assets (6.94% from 6.70%). Interest expense increased $2.4 million (47.1%) from the same period in 2004 and was due to a $37.9 million (12.0%) increase in interest-bearing liabilities to $354.6 million from $316.7 million and a 68 basis point increase in cost on interest-bearing liabilities (from 2.17% to 2.85%).
Interest Income
Interest income (FTE) for the third quarter of 2005 increased $1.3 million (20.9%) from the third quarter 2004. The change in interest-earning assets was made up of a $30.6 million (10.6%) increase in average loan balances to $320.1 million from $289.5 million, and a $17.4 million (24.5%) increase in average investment balances to $88.7 million from $71.3 million. The increase in loan demand is primarily due to the improving Colorado economy. The average rate received increased 42 basis points (from 6.70% to 7.12%) and is mainly due to the current interest rate environment.
Interest income (FTE) for the nine months ended September 30, 2005 increased $2.8 million (15.5%) from the same period in 2004. The change in interest-earning assets was made up of a $21.8 million (7.6%) increase in average loan balances to $308.6 million from $286.8 million, and a $19.6 million (29.4%) increase in average investment balances to $86.5 million from $66.9 million. The increase in loan demand is primarily due to the improving Colorado economy. The average rate received increased 24 basis points from 6.70% to 6.94% and is mainly due to the current interest rate environment.
Interest Expense
Interest expense increased $1.1 million (56.9%) to $2.9 million in the third quarter of 2005 compared to $1.8 million in the quarter ended September 30, 2004. The average balance of interest-bearing liabilities increased $44.6 million (13.8%) to $367.2 million in the third quarter of 2005 compared to $322.6 million in the quarter ended September 30, 2004. This change in interest-bearing liabilities was mainly due to a $50.6 million (332.2%) increase in short-term borrowings and securities sold under agreement to repurchase. The average balance of long-term debt decreased $2.9 million (21.8%) to $10.3 million in the quarter ended September 30, 2005 compared to $13.2 million in the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities (3.10%) in the third quarter of 2005 is an increase of 84 basis points from the average rate paid for the third quarter of 2004 (2.26%) and is mainly due to the current interest rate environment.
Interest expense increased $2.4 million (47.1%) to $7.6 million in the nine months ended September 30, 2005 compared to $5.2 million in the same period of 2004. The average balance of interest-bearing liabilities increased $37.9 million (12.0%) to $354.6 million in the nine months ended September 30, 2005 compared to $316.7 million in the same period of 2004. The change in interest-bearing liabilities was mainly in short-term borrowings and securities sold under agreement to repurchase of $28.8 million (123.2%) and demand interest-bearing deposits of $9.3 million (7.9%) for the nine months ended September 30, 2005 as compared to the same period in 2004. The average balance of long-term debt decreased $3.4 million (23.9%) to $11.1 million in the nine months ended September 30, 2005 compared to $14.5 million in the same period of 2004. The average rate paid for all categories of interest-bearing liabilities in the nine months ended September 30, 2005 (2.85%) is an increase of 68 basis points in the average rate paid for the same period of 2004 (2.17%) and is mainly due to the current interest rate environment.
Net Interest Margin (FTE)
The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Yield on interest-earning assets	7.12%	6.70%	6.94%	6.70%
Rate paid on interest-bearing liabilities	3.10%	2.26%	2.85%	2.17%

Net interest spread	4.02%	4.44%	4.09%	4.53%
Impact of all other net noninterest-bearing funds	0.33%	0.24%	0.30%	0.24%

Net interest margin	4.35%	4.68%	4.39%	4.77%

Net interest margin for the third quarter of 2005 decreased 33 basis points compared to the third quarter of 2004. Average balances on short-term borrowings (including securities sold under agreement to repurchase) increased $50.6 million (332.2%) to $65.8 million during the quarter ended September 30, 2005 compared to $15.2 million during the same period ended September 30, 2004 and the average cost of these funds increased 187 basis points to 3.57% from 1.70%. Average balances on interest-bearing demand deposits increased $11.0 million (9.0%) to $133.4 million compared to $122.4 million. The average cost of these funds increased 66 basis points to 1.72% from 1.06% while certificates of deposit average balances decreased $13.7 million to $132.7 million from $146.4 million with an average cost increase of 109 basis points from 2.66% to 3.75% during the quarter ended September 30, 2005 compared to the same period ended September 30, 2004. Average balances on loans increased $30.6 million (10.6%) to $320.1 million during the third quarter ended September 30, 2005 compared to $289.5 million in the third quarter ended September 30, 2004 and the average yield increased 65 basis points to 7.87% from 7.22% due in part to the change in the interest rate environment. Average balances on investment securities increased $17.4 million (24.5%) from the third quarter of 2004 to the second quarter of 2005 ($88.7 million from $71.3 million) with a decrease in average yield of 20 basis points (4.65% from 4.45%) in the same time period due in part to the change in mix between taxable and tax exempt securities.
Net interest margin for the nine months ended September 30, 2005 decreased 38 basis points compared to the nine months ended September 30, 2004. Average balances on short-term borrowings (mostly overnight borrowings) (including securities sold under agreement to repurchase) increased $28.8 million (123.2%) to $52.2 million from $23.4 million during the nine months ended September 30, 2005 compared to the same period ended September 30, 2004 and the average cost of these funds increased 194 basis points to 3.24% from 1.30%. Average balances on interest-bearing demand deposits increased $9.3 million (7.9%) to $127.2 million from $117.9 million with the average cost of these funds increasing 60 basis points to 1.57% from 0.97% while certificates of deposit average balances increased $2.6 million (1.9%) to $139.3 million from $136.7 million with the average cost of these funds increasing 73 basis points to 3.32% from 2.59% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Average balances on loans increased $21.8 million (7.6%) to $308.6 million from $286.8 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and the average yield increased 42 basis points to 7.63% from 7.21%

due in part to the change in the interest rate environment. Average balances on investment securities increased $19.6 million (29.4%) to $86.5 million from $66.9 million during the nine months ended September 30, 2005 compared to the same period in 2004 with a decrease in average yield of 7 basis points (4.52% from 4.59%).

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

	For the three months ended
	September 30, 2005			September 30, 2004
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$320,154	$6,354	7.87%	$289,532	$5,251	7.22%
Investment securities — taxable	64,201	642	3.97%	48,488	469	3.85%
Investment securities — nontaxable	24,513	354	5.73%	22,785	364	6.36%
Federal funds sold and due from banks (interest-bearing)	773	6	3.08%	772	2	1.03%

Total interest-earning assets	409,641	7,356	7.12%	361,577	6,086	6.70%
Other assets	44,806			40,975

Total assets	$454,447	$7,356		$402,552	$6,086

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$133,462	$579	1.72%	$122,442	$326	1.06%
Savings deposits	15,368	24	0.62%	15,774	10	0.25%
Time deposits	132,679	1,254	3.75%	146,422	978	2.66%
Other short-term borrowed funds and Repos(3)	65,847	592	3.57%	15,237	65	1.70%
Long-term debt	10,335	146	5.60%	13,218	175	5.27%
Subordinated debentures	9,485	275	11.50%	9,485	275	11.53%

Total interest-bearing liabilities	$367,176	$2,870	3.10%	$322,578	$1,829	2.26%

Noninterest-bearing deposits	59,020			52,739
Other liabilities	4,763			3,945
Shareholders’ equity	23,488			23,290

Total liabilities and shareholders’ equity	$454,447			$402,552

Net interest spread(1)			4.02%			4.44%
Net interest income and interest margin(2)		$4,486	4.35%		$4,257	4.68%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

(3)	Repos are securities sold under agreement to repurchase.

	For the nine months ended
	September 30, 2005			September 30, 2004
	(Dollars in thousands)
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

Assets:
Loans	$308,616	$17,610	7.63%	$286,826	$15,482	7.21%
Investment securities — taxable	61,627	1,827	3.96%	47,555	1,345	3.78%
Investment securities — nontaxable	24,919	1,096	5.88%	19,326	953	6.59%
Federal funds sold and due from banks (interest-bearing)	773	15	2.59%	789	6	1.02%

Total interest-earning assets	395,935	20,548	6.94%	354,496	17,786	6.70%
Other assets	44,408			41,465

Total assets	$440,343	$20,548		$395,961	$17,786

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$127,242	$1,498	1.57%	$117,967	$859	0.97%
Savings deposits	15,251	61	0.53%	14,652	27	0.25%
Time deposits	139,341	3,455	3.32%	136,701	2,649	2.59%
Other short-term borrowed funds and Repos(3)	52,243	1,267	3.24%	23,402	227	1.30%
Long-term debt	11,063	455	5.50%	14,534	554	5.09%
Subordinated debentures	9,485	824	11.62%	9,485	824	11.60%

Total interest-bearing liabilities	$354,625	$7,560	2.85%	$316,741	$5,140	2.17%

Noninterest-bearing deposits	57,622			51,629
Other liabilities	4,649			4,130
Shareholders’ equity	23,447			23,461

Total liabilities and shareholders’ equity	$440,343			$395,961

Net interest spread(1)			4.09%			4.53%
Net interest income and interest margin(2)		$12,988	4.39%		$12,646	4.77%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

(3)	Repos are securities sold under agreement to repurchase.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid
The following table sets forth a summary of the changes in interest income (FTE) and interest expense, changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	Three months ended September 30, 2005
	compared with three months
	ended September 30, 2004
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$555,000	$548,000	$1,103,000
Investments — taxable	152,000	21,000	173,000
Investments — nontaxable	28,000	(38,000)	(10,000)
Federal funds sold	—	4,000	4,000

Total interest-earning assets	735,000	535,000	1,270,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	29,000	224,000	253,000
Savings deposits	—	14,000	14,000
Time deposits	(92,000)	368,000	276,000
Other short term borrowings and Repos	216,000	311,000	527,000
Long-term debt	(38,000)	9,000	(29,000)
Subordinated debentures	—	—	—

Total interest-bearing liabilities	115,000	926,000	1,041,000

Increase (decrease) in net interest income	$620,000	($391,000)	$229,000

	Nine months ended September 30, 2005
	compared with nine months
	ended September 30, 2004
	Volume	Rate	Total

Increase (decrease) in interest income:
Loans	$1,176,000	$952,000	$2,128,000
Investments — taxable	398,000	84,000	482,000
Investments — nontaxable	276,000	(133,000)	143,000
Federal funds sold	—	9,000	9,000

Total interest-earning assets	1,850,000	912,000	2,762,000

Increase (decrease) in interest expense:
Interest-bearing demand deposits	68,000	571,000	639,000
Savings deposits	1,000	33,000	34,000
Time deposits	51,000	755,000	806,000
Other short term borrowings and Repos	280,000	760,000	1,040,000
Long-term debt	(132,000)	33,000	(99,000)
Subordinated debentures	—	—	—

Total interest-bearing liabilities	268,000	2,152,000	2,420,000

Increase (decrease) in net interest income	$1,582,000	($1,240,000)	$342,000

Provision for Loan Losses
The Company provided $325,000 for loan losses in the third quarter of 2005 versus $644,000 in the third quarter of 2004. During the third quarter of 2005, the Company recorded $539,000 of net loan charge offs versus $576,000 of net loan charge offs in the third quarter of 2004. The decrease of $319,000 (49.5%) in the provision for loan losses was partially due to a reduction in the specific reserve on classified loans for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This was offset in part by an increase in the provision due to loan growth and changes in classified loans. The ratio of the allowance for loan losses to total loans was 1.06% at September 30, 2005 and 0.99% at September 30, 2004 compared to 1.22% as of December 31, 2004.
The Company provided $831,000 for loan losses during the nine months ended September 30, 2005 versus $1.0 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company recorded $937,000 of net loan charge offs versus $1.0 million of net loan charge offs in the prior year nine-month period. The decrease of $216,000 (20.6%) in the provision for loan losses was partially due to a reduction in the specific reserve on classified loans for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was offset in part by an increase in the provision due to loan growth and changes in classified loans.
Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Service charges on deposit accounts	$636,000	$589,000	$1,751,000	$1,788,000
Gain on sale of investments	—	10,000	370,000	217,000
Mortgage referral fees	101,000	113,000	295,000	398,000
Other noninterest income	123,000	317,000	539,000	624,000

Total noninterest income	$860,000	$1,029,000	$2,955,000	$3,027,000

Noninterest income for the third quarter of 2005 decreased $169,000 (16.4%) to $860,000 from $1.0 million in the year-ago quarter. The decrease in noninterest income from the year-ago quarter was due to a $194,000 (61.2%) decrease in other income mainly due to a $187,000 gain on the sale of bank real estate in 2004. This was partially offset by a $47,000 (8.0%) increase in service charges and customer service fees. The main factor that contributed to the decrease in service charges was a higher earnings crediting rate on nonpersonal accounts due to the increase in short-term interest rates.
Noninterest income for the nine months ended September 30, 2005 decreased $72,000 (2.4%) to $2,955,000 from $3,027,000 in the same period in 2004. The decrease in noninterest income from the year-ago period was due to a $103,000 (25.9%) decrease in mortgage referral fees and a $37,000 (2.1%) decrease in service charges and customer service fees. This was partially offset by $153,000 (70.5%) increase in gain on the sale of investment securities to $370,000. The main factor that contributed to the decrease in service charges was a higher earnings crediting rate on nonpersonal accounts due to the increase in short-term interest rates. Mortgage referral fees decreased due to a slower mortgage market in 2005 as compared to 2004.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Salaries and employee benefits	$2,607,000	$2,383,000	$7,640,000	$6,953,000
Occupancy	440,000	390,000	1,274,000	1,236,000
Furniture and Equipment	239,000	205,000	677,000	594,000
Data processing	199,000	206,000	614,000	607,000
Advertising and marketing	136,000	123,000	368,000	447,000
Printing and supplies	62,000	74,000	205,000	208,000
Loan and collection	71,000	59,000	265,000	276,000
ATM and Debit Card	97,000	80,000	274,000	272,000
Other real estate- Heritage Place	124,000	127,000	396,000	408,000
Net loss (gain) on sale of OREO and other foreclosed assets	205,000	(74,000)	223,000	(40,000)
Other	673,000	567,000	1,699,000	1,654,000

Total	$4,853,000	$4,140,000	$13,635,000	$12,615,000

Average full time equivalent staff	165	155	164	153
Noninterest expense to revenue (FTE)	90.78%	78.32%	85.52%	80.49%
Noninterest expense for the third quarter of 2005 increased $713,000 (17.2%) to $4.9 million from $4.1 million in the third quarter of 2004. The increase in noninterest expense was mainly due to a $224,000 (9.4%) increase in salaries and employee benefits. The salaries and employee benefits increase was due to additions in staff for the new Firestone branch and the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Furniture and equipment increased $34,000 (16.6%) which is mainly due to the depreciation of furniture and equipment at the new Firestone branch and upgrading computer equipment at other locations. Net loss (gain) on sale of OREO and other foreclosed assets increased by $279,000 (377.0%) and there was a writedown in OREO of $150,000 in the third quarter of 2005 which is included in the other category.
Noninterest expense for the nine months ended September 30, 2005 increased $1.0 million (8.1%) to $13.6 million from $12.6 million during the nine months ended September 30, 2004. The increase in noninterest expense was mainly due to a $687,000 (9.9%) increase in salaries and employee benefits. The salaries and employee benefits increase was due to additions in staff for the new Firestone branch and the Bank’s strategy of paying competitive salaries and maintaining appropriate staffing levels. Furniture and equipment increased $83,000 (14.0%) which is mainly due to the depreciation of furniture and equipment at the new Firestone branch and upgrading computer equipment at other locations. Net loss (gain) on sale of OREO and other foreclosed assets increased by $263,000 (657.5%) and there was a writedown in OREO of $150,000 during the nine months ended September 30, 2005 which is included in the other category.
Provision for Income Tax
The effective tax rate for the three months ended September 30, 2005 was (3.84%) and reflects a decrease from 8.38% for the three months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was 6.49% and reflects a decrease from 18.97% for the nine months ended

September 30, 2004. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly from tax-exempt loans, state and municipal securities, and bank owned life insurance.
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
Classified assets, net of guarantees of the U.S. Government including agencies and government-sponsored agencies, at September 30, 2005, increased $4.2 million (30.0%) to $18.2 million from $14.0 million at December 31, 2004. This increase was mainly composed of two commercial loans. The percentage of reserve to classified assets decreased from 11.0% as of December 31, 2004 to 6.6% as of September 30, 2005 because of charge off and/or workout of problem loans that had higher than usual specific reserve provisions. Allowance for loan losses to classified loans was 18.9% as of September 30, 2005 and 25.4% as of December 31, 2004.
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
Interest income on nonaccrual loans which would have been recognized during the nine months ended September 30, 2005 if all such loans had been current in accordance with their original terms totaled $232,000. Interest income actually recognized on these loans during the nine months ended September 30, 2005 was $9,000.
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
As shown in the following table, total nonperforming assets decreased $2.1 million (32.7%) to $4.4 million during the first nine months of 2005. Nonperforming assets net of guarantees represent 1.0% of total assets. All nonaccrual loans are considered to be impaired when determining the need for a specific valuation allowance. The Company continues to make a concerted effort to work with problem and potential problem loan customers to reduce risk of loss.

	At Sept. 30, 2005	At Sept. 30, 2004	At December 31, 2004
	(unaudited)
	(dollars in thousands)

Performing nonaccrual loans	$1,596	$462	$2,126
Nonperforming, nonaccrual loans	2,359	1,682	2,174

Total nonaccrual loans	3,955	2,144	4,300
Loans 90 days past due and still accruing	15	1,999	90

Total nonperforming loans	3,970	4,143	4,390

Other real estate owned, excluding Heritage Place	422	688	2,131
Foreclosed assets	3	85	5

Total nonperforming assets	$4,395	$4,916	$6,526

Nonperforming loans to total loans	1.2%	1.4%	1.5%
Allowance for loan losses/nonperforming loans	86.8%	70.4%	80.9%
Nonperforming assets to total assets	1.0%	1.2%	1.6%
Allowance for loan losses to nonperforming assets	78.4%	59.4%	54.4%
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
Based on the current conditions of the loan portfolio, management believes that the $3,447,000 allowance for loan losses at September 30, 2005 is adequate to absorb probable losses inherent in the Company’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance, beginning of period	$3,661	$2,849	$3,553	$2,872
Loan loss provision	325	644	831	1,047
Loans charged off	(554)	(649)	(1,140)	(1,142)
Recoveries of previously charged-off loans	15	74	203	141

Net (charge-offs) recoveries	(539)	(575)	(937)	(1,001)

Balance, end of period	$3,447	$2,918	$3,447	$2,918

Allowance for loan losses/loans outstanding			1.06%	0.99%
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company’s primary capital resource is shareholders’ equity, which was $23.5 million at September 30, 2005. This amount represents a decrease of $48,000 (0.2%) from December 31, 2004. The change is the result of net income of $966,000, an $857,000 (363.1%) increase in unrealized loss on available-for-sale securities, and the 2000 Series B preferred stock dividend (paid quarterly) totaling $157,000 paid year to date.

The following summarizes the regulatory capital ratios for the periods indicated:

					To Be Well
			At	Minimum	Capitalized Under
	At September 30,		December 31,	Regulatory	Prompt Corrective
	2005	2004	2004	Requirement	Action Provisions

Tier I Capital (to risk-weighted assets)
Consolidated	7.3%	7.8%	7.7%
Bank	9.2%	9.5%	9.4%	4.0%	6.0%
Total Capital (to risk-weighted assets)
Consolidated	9.8%	10.5%	10.5%
Bank	10.2%	10.4%	10.5%	8.0%	10.0%
Tier I Leverage (to average assets)
Consolidated	6.0%	6.5%	6.3%
Bank	7.6%	8.0%	7.7%	4.0%	5.0%
Off-Balance Sheet Items
The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps or options. Loan commitments increased $11.6 million (19.1%) to $72.5 million at September 30, 2005, from $60.9 million at December 31, 2004. The commitments represented 22.3% and 20.9% of the total loans outstanding at September 30, 2005 and at December 31, 2004, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of September 30, 2005:

	Payment due by period
		Less than	1-3	3-5	More than
	Total	one year	years	years	5 years

	(dollars in thousands)
Long-term debt	$9,989	$2,265	$1,300	$1,721	$4,703
Operating lease obligations	3,138	781	1,448	909	0
Subordinated debentures	9,485	0	0	0	9,485	(1)

Total contractual obligations	$22,612	$3,046	$2,748	$2,630	$14,188

(1)	On November 10, 2005, the Company announced that it planned to redeem these subordinated debentures on December 28, 2005. See “Subsequent Events” below.
SUBSEQUENT EVENTS
On November 8, 2005, the Company issued junior subordinated debentures with an aggregate principal amount of $9,485,000.00 to a newly formed Delaware statutory trust, Front Range Capital Trust II, which are due February 23, 2036. Also on November 8, 2005, the Trust issued and sold (i) 9,200 of the Trust’s preferred securities having a liquidation amount of $1,000 per preferred security, and (ii) 285 of the Trust’s common securities having a liquidation amount of $1,000 each. The proceeds from this offering will be used to redeem on December 28, 2005, the subordinated debentures issued by the Company to Front Range Capital I on December 28, 2000, with an aggregate value of $9,485,000, plus accumulated and unpaid distributions through the redemption date.

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
At September 30, 2005, the results of the simulations noted above indicate that the balance sheet is asset sensitive (earnings decrease when interest rates fall). The magnitude of all the simulation results noted above is within the Company’s policy guidelines. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
The simulation results noted above do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.
At September 30, 2005 and 2004, the Company had no derivative financial instruments.

Liquidity
The Company’s principal source of asset liquidity is cash and amounts due from banks, and marketable investment securities available-for-sale. At September 30, 2005, cash and due from banks, federal funds sold and investment securities available-for-sale totaled $97.6 million, representing an increase of $2.5 million or 2.7% from December 31, 2004, and an increase of $13.3 million or 15.8% from September 30, 2004. The Company generates additional liquidity from its operating activities. The Company’s generated cash flows from operations of $2.4 million during the first nine months of 2005 compared to $2.7 million during the first nine months of 2004. Additional cash flows may be provided by financing activities, primarily borrowings from banks and the Federal Home Loan Bank. Sales and maturities of investment securities produced cash inflows of $15.3 million during the nine months ended September 30, 2005 compared to $23.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company invested $18.4 million in securities and experienced $35.6 million in net loan growth, compared to $32.3 million and $10.9 million used to purchase investments and net loan growth, respectively, during the first nine months of 2004. These changes in investment and loan balances contributed to net cash used in investing activities of $39.1 million during the nine months ended September 30, 2005, compared to $18.3 million during the nine months ended September 30, 2004. Financing activities provided net cash of $37.3 million during the nine months ended September 30, 2005, compared to $12.1 million during the nine months ended September 30, 2004. Decreases in deposit balances accounted for $3.4 million of financing uses of funds during the nine months ended September 30, 2005, compared to deposit balance increases that accounted for $37.8 million of the funds provided by financing activities during the nine months ended September 30, 2004. Increases in short-term borrowings including securities sold under agreement to repurchase accounted for $42.3 million of the funds provided by financing activities for the nine months ended September 30, 2005 compared to decreases in short-term borrowings which accounted for $19.7 million of financing uses of funds during the nine months ended September 30, 2004. Also, the Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 4. Controls and Procedures
The Company’s principal executive officer, William A. Mitchell, Jr., and the principal financial officer, Alice M. Voss, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 (“Evaluation Date”). Based on that evaluation, they concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to allow timely communication to them of information relating to the Company and the Bank required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Due to the nature of the banking business, the Bank is at times party to various legal actions. All such actions are of a routine nature and arise in the normal course of business of the Bank and are not expected to have a material impact on the Bank or Company.
Item 4. Submission of Matters to a Vote of Security Holders
(a)       The Company’s Annual Meeting of Shareholders was held on August 24, 2005.
(b) and (c) The following eight directors were elected at the meeting:

	Votes For	Votes Against/Withheld	Abstentions
William A Mitchell, Jr.	1,559,886	0	—
Claudia A. Beauprez	1,559,886	0	—
Victor Fruehauf	1,559,886	0	—
William G. Hofgard	1,559,886	0	—
W. Bruce Joss	1,559,886	0	—
Edwin S. Kanemoto	1,559,886	0	—
Jon F. Kottke	1,559,886	0	—
Robert W. Lathrop	1,559,886	0	—
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
The Bank has incurred and continues to incur costs while holding the Heritage Place property for sale. As of September 30, 2005, the Bank had capitalized total costs of $9,953,000 relating to preparing Heritage Place for sale and development, including fees for a site plan, annexation, zoning, architectural and tap fees. These costs are capitalized and are reflected as an asset on the Company’s unaudited consolidated balance sheet as presented in this report. In addition, the Bank has incurred related expenses of $396,000 for the nine months ended September 30, 2005, largely related to holding the property. Of this amount, $95,000 was accrued for real estate taxes and $262,000 was accrued pursuant to a development and reimbursement agreement with the City and County of Broomfield (“City”) relating to bonds issued by the City for an urban renewal project in the area where Heritage Place is located. These costs are not capitalized and are reflected as non-interest expense on the Company’s unaudited consolidated statements of income presented in this report. The Bank expects to incur additional non-capitalized costs related to holding Heritage Place. Based on an appraisal from an independent certified general appraiser dated May 15, 2005, the Bank’s management believes that the value of Heritage Place equals or exceeds the costs capitalized to date. The Bank’s management believes that the location of Heritage Place will become an important commercial site for a new banking and office location. The capitalized and non-capitalized costs incurred and to be incurred in the future to prepare the property for development represent an investment in the property in order to obtain that site. The Bank’s management also believes that it can receive a favorable price for the sale of Heritage Place to recoup its investment and ongoing carrying costs.
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

Item 6. Exhibits
The following documents are included or incorporated by reference in this quarterly report on Form 10-Q, and this list includes the Exhibit Index.

Exhibit No.	Description

3.1*	Articles of Incorporation of Front Range Capital Corporation.
3.2**	Articles of Third Amendment to the Articles of Incorporation.
3.3*	Bylaws of Front Range Capital Corporation
4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
4.9	Form of Indenture between Front Range Capital Corporation and Wilmington Trust Company
4.10	Form of Fixed/Floating Rate Junior Subordinated Debt Security (included as an exhibit to Exhibit 4.9)
4.11	Form of Amended and Restated Declaration of Trust between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.12	Form of Capital Security Certificate (included as an exhibit to Exhibit 4.11)
4.13	Form of Common Security Certificate (included as an exhibit to Exhibit 4.11)
4.14	Form of Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.15	Form of Placement Agreement between Front Range Capital Corporation, Wachovia Capital Markets, LLC and Front Range Capital Trust II
4.16	Certificate of Trust of Front Range Capital II
10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West
10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.4*	Indexed Salary Continuation Plan of Heritage Bank
10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONT RANGE CAPITAL CORPORATION (Registrant)
Date: November 10, 2005	By:	/s/ William A. Mitchell, Jr.
William A. Mitchell, Jr.
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2005	By:	/s/ Alice M. Voss
Alice M. Voss
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1*	Articles of Incorporation of Front Range Capital Corporation.
3.2**	Articles of Third Amendment to the Articles of Incorporation.
3.3*	Bylaws of Front Range Capital Corporation
4.1*	Form of Indenture by and between Front Range Capital Corporation and Wilmington Trust Company
4.2*	Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1)
4.3*	Certificate of Trust of Front Range Capital Trust I, as amended and restated
4.4*	Trust Agreement between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.5*	Form of Amended and Restated Trust Agreement between Front Range Capital Corporation and Wilmington Trust Company and the Administrative Trustees named therein
4.6*	Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5)
4.7*	Form of Trust Preferred Securities Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.8*	Revised Form of Agreement of Expenses and Liabilities (included as an exhibit to Exhibit 4.5)
4.9	Form of Indenture between Front Range Capital Corporation and Wilmington Trust Company
4.10	Form of Fixed/Floating Rate Junior Subordinated Debt Security (included as an exhibit to Exhibit 4.9)
4.11	Form of Amended and Restated Declaration of Trust between Front Range Capital Corporation, Wilmington Trust Company and the Administrative Trustees named therein
4.12	Form of Capital Security Certificate (included as an exhibit to Exhibit 4.11)
4.13	Form of Common Security Certificate (included as an exhibit to Exhibit 4.11)
4.14	Form of Guarantee Agreement between Front Range Capital Corporation and Wilmington Trust Company
4.15	Form of Placement Agreement between Front Range Capital Corporation, Wachovia Capital Markets, LLC and Front Range Capital Trust II
4.16	Certificate of Trust of Front Range Capital II
10.1*	Lease Agreement between Lafayette State Bank and Fruehauf Investments Ltd.
10.2*	Promissory Note by Front Range Capital Corporation payable to Bankers’ Bank of the West
10.3*	Amendment and Restatement of Executive Retirement Plan of Heritage Bank
10.4*	Indexed Salary Continuation Plan of Heritage Bank
10.5*	Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Previously filed with the Company’s Registration Statement on Form SB-2 (333-40028 and 333-40028-01) and incorporated herein by reference.

**	Previously filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference